Form 10-Q
period 2021-06-30
Fifth Wall Acquisition Corp. III
filed 2021-08-13
CIK 1847874

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File Number: 001-40415

FIFTH WALL ACQUISITION CORP. III
(Exact name of registrant as specified in its charter)

Cayman Islands	98-1583957
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

6060 Center Drive, 10th Floor Los Angeles, California	90045
(Address of principal executive offices)	(Zip Code)

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

As of August 9, 2021, 28,407,000 Class A ordinary shares, par value $0.0001 per share, and 6,875,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

FIFTH WALL ACQUISITION CORP. III

Form 10-Q

For the Quarter Ended June 30, 2021

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements	1

	Condensed Balance Sheet as of June 30, 2021 (Unaudited)	1

	Condensed Statements of Operations for the three months ended June 30, 2021 and for the period from February 19, 2021 (inception) through June 30, 2021 (Unaudited)	2

	Condensed Statements of Changes in Shareholders’ Equity (Deficit) for the three months ended June 30, 2021 and for the period from February 19, 2021 (inception) through June 30, 2021 (Unaudited)	3

	Condensed Statement of Cash Flows for the period from February 19, 2021 (inception) through June 30, 2021 (Unaudited)	4

	Notes to Unaudited Condensed Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20

Item 4.	Controls and Procedures	20

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	21

Item 1A.	Risk Factors	21

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	21

Item 3.	Defaults Upon Senior Securities	21

Item 4.	Mine Safety Disclosures	21

Item 5.	Other Information	21

Item 6.	Exhibits	22

PART I. FINANCIAL INFORMATION

Item 1.  Condensed Financial Statements

FIFTH WALL ACQUISITION CORP. III

CONDENSED BALANCE SHEET

June 30, 2021 (Unaudited)

Assets:
Current assets:
Cash	$1,589,235
Prepaid expenses	1,585,531
Total current assets	3,174,766
Investments held in Trust Account	275,000,000
Total Assets	$278,174,766

Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable	$77,418
Accrued expenses	798,460
Accounts Payable - Related Party	14,000
Total current liabilities	889,878
Deferred underwriting commissions	9,625,000
Total liabilities	10,514,878

Commitments and Contingencies
Class A ordinary shares, $0.0001 par value; 26,265,988 shares subject to possible redemption at $10.00 per share	262,659,880

Shareholders’ Equity:
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 2,141,012 shares issued and outstanding (excluding 26,265,988 shares subject to possible redemption)	214
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 7,187,500 shares issued and outstanding (1) (2)	719
Additional paid-in capital	5,334,821
Accumulated deficit	(335,746)
Total shareholders’ equity	5,000,008
Total Liabilities and Shareholders’ Equity	$278,174,766

(1)  This number includes up to 937,500 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters. On May 27, 2021, the underwriters partially exercised the over-allotment option to purchase an additional 2,500,000 Class A ordinary shares. On August 9, 2021, the Sponsor forfeited 312,500 Class B ordinary shares.

(2)  In April 2021, the Company effected a share capitalization for Class B ordinary shares, resulting in an aggregate of 7,187,500 Class B ordinary shares outstanding. All shares and associated amounts have been restated to reflect the share capitalization (see Note 4).

The accompanying notes are an integral part of these unaudited condensed financial statements.

FIFTH WALL ACQUISITION CORP. III

CONDENSED STATEMENTS OF OPERATIONS

		For the
		Period from
		February 19,
		2021
	For the	(inception)
	Three Months Ended	through
	June 30,	June 30,
	2021	2021
	(unaudited)	(unaudited)
General and administrative expenses	$296,439	$321,746
General and administrative expenses - related party	14,000	14,000
Net loss	$(310,439)	$(335,746)

Weighted average shares outstanding of redeemable Class A ordinary shares	275,000,000	275,000,000
Basic and diluted net income per share, redeemable Class A ordinary shares	$—	$—
Weighted average shares outstanding of non-redeemable Class A and Class B ordinary shares (1) (2)	6,839,231	6,672,205
Basic and diluted net loss per share, non-redeemable Class A and Class B ordinary shares	$(0.05)	$(0.05)

(1)  This number includes up to 937,500 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters. On May 27, 2021, the underwriters partially exercised the over-allotment option to purchase an additional 2,500,000 Class A ordinary shares. On August 9, 2021, the Sponsor forfeited 312,500 Class B ordinary shares.

(2)  In April 2021, the Company effected a share capitalization for Class B ordinary shares, resulting in an aggregate of 7,187,500 Class B ordinary shares outstanding. All shares and associated amounts have been restated to reflect the share capitalization (see Note 4).

The accompanying notes are an integral part of these unaudited condensed financial statements.

FIFTH WALL ACQUISITION CORP. III

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED JUNE 30, 2021 AND THE PERIOD FROM FEBRUARY 19, 2021 (INCEPTION)

THROUGH JUNE 30, 2021 (UNAUDITED)

	Ordinary shares				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance - February 19, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor (1)(2)	—	—	7,187,500	719	24,281	—	25,000
Net loss	—	—	—	—	—	(25,307)	(25,307)
Balance - March 31, 2021 (unaudited)	—	—	7,187,500	719	24,281	(25,307)	(307)
Sale of Class A ordinary shares shares, gross	27,500,000	2,750	—	—	274,997,250	—	275,000,000
Offering costs	—	—	—	—	(16,099,366)	—	(16,099,366)
Sale of private placement shares to Sponsor	907,000	91	—	—	9,069,909	—	9,070,000
Shares subject to possible redemption	(26,265,988)	(2,627)	—	—	(262,657,253)	—	(262,659,880)
Net loss	—	—	—	—	—	(310,439)	(310,439)
Balance - June 30, 2021 (unaudited)	2,141,012	$214	7,187,500	$719	$5,334,821	$(335,746)	$5,000,008

(1)  This number includes up to 937,500 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters. On May 27, 2021, the underwriters partially exercised the over-allotment option to purchase an additional 2,500,000 Class A ordinary shares. On August 9, 2021, the Sponsor forfeited 312,500 Class B ordinary shares.

(2)  In April 2021, the Company effected a share capitalization for Class B ordinary shares, resulting in an aggregate of 7,187,500 Class B ordinary shares outstanding. All shares and associated amounts have been restated to reflect the share capitalization (see Note 4).

The accompanying notes are an integral part of these unaudited condensed financial statements.

FIFTH WALL ACQUISITION CORP. III

CONDENSED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM FEBRUARY 19, 2021 (INCEPTION) THROUGH JUNE 30, 2021

(UNAUDITED)

Cash Flows from Operating Activities:
Net loss	$(335,746)
Adjustments to reconcile net loss to net cash used in operating activities:
General and administrative expenses paid by Sponsor in exchange for issuance of Class B ordinary shares	25,000
Changes in operating assets:
Prepaid expenses	(1,585,531)
Accounts payable	29,018
Accrued expenses	21,751
Net cash used in operating activities	(1,845,508)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	(275,000,000)
Net cash used in investing activities	(275,000,000)

Cash Flows from Financing Activities:
Repayment of note payable to related party	(108,892)
Proceeds from note payable to related party	108,892
Proceeds received from initial public offering, gross	275,000,000
Proceeds received from private placement	9,070,000
Offering costs paid	(5,635,257)
Net cash provided by financing activities	278,434,743

Net change in cash	1,589,235

Cash - beginning of the period	—
Cash - end of the period	$1,589,235

Supplemental schedule of noncash financing activities:
Offering costs included in accounts payable	$48,400
Offering costs included in accrued expenses	$790,709
Deferred underwriting commissions	$9,625,000
Initial value of Class A ordinary shares subject to possible redemption	$262,876,130
Change in value of Class A ordinary shares subject to possible redemption	$216,250

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

As of June 30, 2021, the Company had not commenced any operations. All activity for the period from February 19, 2021 (inception) through June 30, 2021 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below, and seeking a Business Combination following the Initial Public Offering. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering (as defined below).

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

FIFTH WALL ACQUISITION CORP. III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

These Public Shares were classified as temporary equity in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, only if a majority of the ordinary shares, represented in person or by proxy and entitled to vote thereon, voted at a shareholder meeting are voted in favor of the Business Combination. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to the amended and restated memorandum and articles of association which the Company adopted upon the consummation of the Initial Public Offering (the “Amended and Restated Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transactions is required by law, or the Company decides to obtain shareholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or vote at all. If the Company seeks shareholder approval in connection with a Business Combination, the initial shareholders (as defined below) agreed to vote their Founder Shares (as defined below in Note 4) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. Subsequent to the consummation of the Initial Public Offering, the Company adopted an insider trading policy which requires insiders to: (i) refrain from purchasing shares during certain blackout periods and when they are in possession of any material non-public information and (ii) to clear all trades with the Company’s legal counsel prior to execution. In addition, the initial shareholders agreed to waive their redemption rights with respect to their Founder Shares, Private Placement Shares and Public Shares in connection with the completion of a Business Combination.

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

FIFTH WALL ACQUISITION CORP. III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Liquidity and Going Concern

As of June 30, 2021, the Company had approximately $1.6 million in its operating bank account and working capital of approximately $2.3 million.

The Company’s liquidity needs through June 30, 2021 have been satisfied through a payment of $25,000 by the Sponsor to cover for certain expenses in exchange for the issuance of the Founder Shares (as defined in Note 4), the loan of approximately $109,000 from the Sponsor pursuant to the Note (see Note 4), and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Company fully repaid the Note on May 28, 2021.  In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 4). As of June 30, 2021, there were no amounts outstanding under any Working Capital Loan.

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

NOTE 2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the period presented. Operating results for the three months ended June 30, 2021 and for the period from February 19, 2021 (inception) through June 30, 2021 are not necessarily indicative of the results that may be expected through December 31, 2021 or any future periods.

FIFTH WALL ACQUISITION CORP. III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The accompanying condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Current Report on Form 8-K and the final prospectus filed by the Company with the SEC on May 21, 2021 and May 19, 2021, respectively.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s condensed financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of estimates

The preparation of condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of revenues and expenses during the reporting periods.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $0 in cash and cash equivalents as of June 30, 2021.

Investments Held in Trust Account

The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in income on investments held in the Trust Account in the accompanying condensed statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

FIFTH WALL ACQUISITION CORP. III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Concentration of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation coverage limit of $250,000. As of June 30, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Fair value of financial instruments

The fair value of the Company’s assets and liabilities which qualify as financial instruments under FASB ASC Topic 820, “Fair Value Measurements,” equal or approximate the carrying amounts represented in the balance sheet due to their short-term nature.

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers consist of:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;
●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and
●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

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

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at June 30, 2021, 26,265,988 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheet.

FIFTH WALL ACQUISITION CORP. III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Net loss per ordinary share

The Company’s condensed statements of operations include a presentation of net income (loss) per share for Class A ordinary shares subject to possible redemption in a manner similar to the two-class method of net income (loss) per ordinary share. Net income (loss) per ordinary share, basic and diluted, for redeemable Class A ordinary shares is calculated by dividing the interest income earned on the Trust Account, less interest available to be withdrawn for the payment of taxes, by the weighted average number of redeemable Class A ordinary shares outstanding for the periods. Net income (loss) per ordinary share, basic and diluted, for non-redeemable Class A and Class B ordinary shares is calculated by dividing the net income (loss), adjusted for income attributable to redeemable Class A ordinary shares, by the weighted average number of non-redeemable Class A and Class B ordinary shares outstanding for the periods. Non-redeemable Class A ordinary shares includes shares sold in the Private Placement Shares and Class B ordinary shares include the Founder Shares as these ordinary shares do not have any redemption features and do not participate in the income earned on the Trust Account.

The following table reflects the calculation of basic and diluted net income (loss) per share of ordinary shares:

		For the Period from
	For the Three	February 19, 2021
	Months Ended June	(inception) through
	30, 2021	June 30, 2021
Redeemable Class A ordinary shares
Numerator: Income allocable to redeemable Class A ordinary shares
Income from investments held in Trust Account	$—	$—
Less: Company’s portion available to be withdrawn to pay taxes	—	—
Net income attributable	$—	$—
Denominator: Weighted average redeemable Class A ordinary shares
Basic and diluted weighted average shares outstanding of redeemable Class A ordinary shares	275,000,000	275,000,000
Basic and diluted net income per ordinary share, redeemable Class A ordinary shares	$0.00	$0.00

Non-redeemable Class A and Class B ordinary shares
Numerator: Net loss minus net income allocable to redeemable Class A ordinary shares
Net (loss) income	$(310,439)	$(335,746)
Net income allocable to redeemable Class A ordinary shares	—	—
Net (loss) income attributable to non-redeemable Class A and Class B ordinary shares	$(310,439)	$(335,746)
Denominator: weighted average of non-redeemable Class A and Class B ordinary shares
Basic and diluted weighted average shares outstanding of non-redeemable Class A and Class B ordinary shares	6,839,231	6,672,205
Basic and diluted net (loss) income per ordinary share, non-redeemable Class A and Class B ordinary shares	$(0.05)	$(0.05)

Income taxes

FASB ASC Topic 740 “Income Taxes”, prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

FIFTH WALL ACQUISITION CORP. III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s condensed financial statements.

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

NOTE 4. RELATED PARTY TRANSACTIONS

Founder Shares

On February 24, 2021, the Sponsor paid $25,000 of certain of the Company’s expenses as consideration for 4,312,500 Class B ordinary shares, par value $0.0001 per share (the “Founder Shares”). In April 2021, the Company effected a share capitalization for Class B ordinary shares, resulting in an aggregate of 7,187,500 Class B ordinary shares outstanding. The Sponsor agreed to forfeit up to 937,500 Founder Shares to the extent that the over-allotment option was not exercised in full by the underwriters, so that the Founder Shares would represent 20.0% of the Company’s issued and outstanding ordinary shares (excluding the Private Placement Shares and assuming the initial shareholders do not purchase any Public Shares in the Initial Public Offering) after the Initial Public Offering. On May 27, 2021, the underwriters partially exercised the over-allotment option to purchase an additional 2,500,000 Class A ordinary shares. On August 9, 2021, the Sponsor forfeited 312,500 Class B ordinary shares.

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

FIFTH WALL ACQUISITION CORP. III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Related Party Loans

On February 24, 2021, the Sponsor agreed to loan the Company an aggregate of up to $300,000 pursuant to a promissory note (the “Note”). This loan was non-interest bearing and payable upon the completion of the Initial Public Offering. As of March 31, 2021 the company had borrowed approximately $31,000 under the Note. Subsequently, the Company borrowed approximately $78,000 ($109,000 in aggregate) through the Initial Public Offering. The Company repaid the Note in full upon closing of the Initial Public Offering. Subsequent to the repayment, the facility was no longer available to the Company.

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into shares of the post Business Combination entity at a price of $10.00 per share. The shares would be identical to the Private Placement Shares. As of June 30, 2021 the company had no outstanding borrowing under the Working Capital Loan.

Administrative Services Agreement

The Company entered into an Administrative Support Agreement (the “Administrative Support Agreement”) with Fifth Wall Ventures Management, LLC (“Management Company”) pursuant to which it agreed to pay Management Company a total of up to $17,500 per month for office space and professional, secretarial, administrative and support services provided to the Company. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three months ended June 30, 2021 and for the period from February 19, 2021 (inception) through June 30, 2021, the Company incurred expenses of $14,000 under this agreement. As of June 30, 2021, the Company had $14,000 in balance outstanding for services in connection with such agreement on the accompanying condensed balance sheet.

In addition, the Sponsor, officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on the Company’s behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. The Company’s audit committee will review on a quarterly basis all payments that were made to the Sponsor, officers or directors, or the Company’s or their affiliates. Any such payments prior to an initial Business Combination will be made from funds held outside the Trust Account. No such amounts were reimbursed or accrued for as of June 30, 2021.

NOTE 5. COMMITMENTS AND CONTINGENCIES

Registration and Shareholder Rights

The holders of Founder Shares, Private Placement Shares and Private Placement Shares that may be issued upon conversion of Working Capital Loans, were entitled to registration rights pursuant to a registration and shareholder rights agreement signed upon consummation of the Initial Public Offering. The holders of these securities were entitled to make up to three demands, excluding short form demands, that the Company registered such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the Company’s completion of its Business Combination. However, the registration and shareholder rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lock-up period, which occurs (i) in the case of the Founder Shares, in accordance with the letter agreement the Company’s initial shareholders entered into and (ii) in the case of the Private Placement Shares, 30 days after the completion of the Company’s Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements. As of June 30, 2021, there were no amounts incurred or accrued for such expenses.

FIFTH WALL ACQUISITION CORP. III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Underwriting Agreement

The Company granted the underwriters a 45-day option from the final prospectus relating to the Initial Public Offering to purchase up to 3,750,000 additional Public Shares to cover over-allotments, if any, at the Initial Public Offering price less the underwriting discounts and commissions. On May 27, 2021, the underwriters partially exercised the over-allotment option to purchase an additional 2,500,000 Class A ordinary shares. On July 8, 2021, the over-allotment option expired.

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

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of the condensed financial statements. The condensed financial statements does not include any adjustments that might result from the outcome of this uncertainty.

Note 6. SHAREHOLDERS’ EQUITY

Preference Shares—The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share. As of June 30, 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares— The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of June 30, 2021, there were 28,407,000 Class A ordinary shares outstanding, excluding 26,265,988 shares of Class A ordinary shares subject to possible redemption.

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

On May 27, 2021, the underwriters partially exercised the over-allotment option to purchase subsequently additional 2,500,000 Class A ordinary shares; thus, only 312,500 Class B ordinary shares remained subject to forfeiture as of June 30, 2021, and forfeited.

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

FIFTH WALL ACQUISITION CORP. III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Class B ordinary shares will automatically convert into Class A ordinary shares on a one-for-one basis (the "Initial Conversion Ratio"): (a) at any time and from time to time at the option of the Sponsor; or (b) automatically on the day of the consummation of a Business Combination. Notwithstanding the Initial Conversion Ratio, in the case that additional Class A ordinary shares or any other equity-linked securities, are issued, or deemed issued, by the Company in excess of the amounts offered in the Initial Public Offering and related to the consummation of a Business Combination, including pursuant to a specified future issuance, the ratio at which Class B ordinary shares will convert into Class A ordinary shares will be adjusted (unless the Sponsor agrees to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of Class A ordinary shares issuable upon conversion of all Class B ordinary shares will equal, in the aggregate, on an as-converted basis, 20 per cent of the sum of all Class B ordinary shares in issue upon completion of the Initial Public Offering plus all Class A ordinary shares and equity-linked securities issued or deemed issued in connection with a Business Combination (after giving effect to any redemptions of Class A ordinary shares by public shareholders), excluding any Class A ordinary shares or equity-linked securities issued, or to be issued, to any seller in a Business Combination and any private placement shares issued to the Sponsor, officers or directors upon conversion of working capital loans. The automatic conversion of the Class B ordinary shares into Class A ordinary shares on the day of consummation of the initial Business Combination is not subject to any further triggering events.

NOTE 7. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2021 by level within the fair value hierarchy:

	Quoted Prices in	Significant Other	Significant Other
	Active Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets - Investments held in Trust Account:
Money market fund	$275,000,000	$—	$—

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. During the period from February 19, 2021 (inception) through June 30, 2021, there were no transfers to/from Levels 1, 2, and 3.

NOTE 8. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred up to the date condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events, that would have required adjustment or disclosure in the condensed financial statements.

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

As of June 30, 2021, the Company had not commenced any operations. All activity for the period from February 19, 2021 (inception) through June 30, 2021 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below and seeking a Business Combination following the Initial Public Offering. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering (as defined below). The Company has selected December 31 as its fiscal year end.

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

These Public Shares were classified as temporary equity in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, only if a majority of the ordinary shares, represented in person or by proxy and entitled to vote thereon, voted at a shareholder meeting are voted in favor of the Business Combination. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to the amended and restated memorandum and articles of association which the Company adopted upon the consummation of the Initial Public Offering (the “Amended and Restated Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transactions is required by law, or the Company decides to obtain shareholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or vote at all. If the Company seeks shareholder approval in connection with a Business Combination, the initial shareholders (as defined below) agreed to vote their Founder Shares and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. Subsequent to the consummation of the Initial Public Offering, the Company adopted an insider trading policy which requires insiders to: (i) refrain from purchasing shares during certain blackout periods and when they are in possession of any material non-public information and (ii) to clear all trades with the Company’s legal counsel prior to execution. In addition, the initial shareholders agreed to waive their redemption rights with respect to their Founder Shares, Private Placement Shares and Public Shares in connection with the completion of a Business Combination.

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

Results of Operations

Our entire activity from February 19, 2021 (inception) through June 30, 2021 was in preparation for our formation and the Initial Public Offering and, thereafter, seeking an initial Business Combination. We will not be generating any operating revenues until the closing and completion of our initial Business Combination.

For the three months ended June 30, 2021, we had a net loss of approximately $310,000, which consisted of approximately $296,000 of general and administrative expenses and $14,000 in general and administrative expenses – related party.

For the period from February 19, 2021 (inception) through June 30, 2021, we had a net loss of approximately $336,000, which consisted of approximately $322,000 of general and administrative expenses and $14,000 in general and administrative expenses – related party.

Liquidity and Going Concern

As of June 30, 2021, the Company had approximately $1.6 million in its operating bank account and working capital of approximately $2.3 million.

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity from the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination. As of June 30, 2021, there were no amounts outstanding under any Working Capital Loan.

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

Critical Accounting Policies and Estimates

This management’s discussion and analysis of our financial condition and results of operations is based on our condensed financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these condensed financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our unaudited condensed financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instruments and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We have identified the following as our critical accounting policies:

Investments Held in Trust Account

The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in income on investments held in the Trust Account in the accompanying condensed statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at June 30, 2021, 26,267,388 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheet.

Net loss per ordinary share

The Company’s condensed statements of operations include a presentation of net income (loss) per share for Class A ordinary shares subject to possible redemption in a manner similar to the two-class method of net income (loss) per ordinary share. Net income (loss) per ordinary share, basic and diluted, for redeemable Class A ordinary shares is calculated by dividing the interest income earned on the Trust Account, less interest available to be withdrawn for the payment of taxes, by the weighted average number of redeemable Class A ordinary shares outstanding for the periods. Net income (loss) per ordinary share, basic and diluted, for non-redeemable Class A and Class B ordinary shares is calculated by dividing the net income (loss), adjusted for income attributable to redeemable Class A ordinary shares, by the weighted average number of non-redeemable Class A and Class B ordinary shares outstanding for the periods. Non-redeemable Class A ordinary shares includes shares sold in the Private Placement Shares and Class B ordinary shares include the Founder Shares as these ordinary shares do not have any redemption features and do not participate in the income earned on the Trust Account.

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

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our condensed financial statements.

Off-Balance Sheet Arrangements

As of June 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

JOBS Act

On April 5, 2012, the JOBS Act was signed into law. The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We will qualify as an “emerging growth company” and under the JOBS Act will be allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As such, our condensed financial statements may not be comparable to companies that comply with public company effective dates.

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the condensed financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our Initial Public Offering or until we are no longer an “emerging growth company,” whichever is earlier.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2021, our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

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

Dated: August 13, 2021	FIFTH WALL ACQUISITION CORP. III

	By:	/s/ Brendan Wallace
	Name:	Brendan Wallace
	Title:	Chief Executive Officer (Principal Executive Officer)

Dated: August 13, 2021

	By:	/s/ Andriy Mykhaylovskyy
	Name:	Andriy Mykhaylovskyy
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)