Form 10-Q
period 2021-09-30
Fifth Wall Acquisition Corp. III
filed 2021-11-12
CIK 1847874

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

As of November 12, 2021, 28,407,000 Class A ordinary shares, par value $0.0001 per share, and 6,875,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

FIFTH WALL ACQUISITION CORP. III

Form 10-Q

For the Quarter Ended September 30, 2021

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements	1

	Condensed Balance Sheet as of September 30, 2021 (Unaudited)	1

	Condensed Statements of Operations for the three months ended September 30, 2021 and for the period from February 19, 2021 (inception) through September 30, 2021 (Unaudited)	2

	Condensed Statements of Changes in Shareholders’ Deficit for the period from February 19, 2021 (inception) through September 30, 2021 (Unaudited)	3

	Condensed Statement of Cash Flows for the period from February 19, 2021 (inception) through September 30, 2021 (Unaudited)	4

	Notes to Unaudited Condensed Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21

Item 4.	Controls and Procedures	21

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	23

Item 1A.	Risk Factors	23

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	23

Item 3.	Defaults Upon Senior Securities	23

Item 4.	Mine Safety Disclosures	23

Item 5.	Other Information	23

Item 6.	Exhibits	24

PART I. FINANCIAL INFORMATION

Item 1.  Condensed Financial Statements

FIFTH WALL ACQUISITION CORP. III

CONDENSED BALANCE SHEET

September 30, 2021 (Unaudited)

Assets:
Current assets:
Cash	$845,146
Prepaid expenses	1,355,844
Total current assets	2,200,990
Investments held in Trust Account	275,005,727
Total Assets	$277,206,717

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit:
Current liabilities:
Accounts payable	$73,920
Accrued expenses	150,409
Total current liabilities	224,329
Deferred underwriting commissions	9,625,000
Total liabilities	9,849,329

Commitments and Contingencies
Class A ordinary shares subject to possible redemption, $0.0001 par value; 27,500,000 at $10.00 per share	275,000,000

Shareholders’ Deficit:
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 907,000 shares issued and outstanding	91
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 6,875,000 shares issued and outstanding	688
Additional paid-in capital	—
Accumulated deficit	(7,643,391)
Total shareholders’ deficit	(7,642,612)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$277,206,717

The accompanying notes are an integral part of these unaudited condensed financial statements.

FIFTH WALL ACQUISITION CORP. III

CONDENSED STATEMENTS OF OPERATIONS

		For the Period from
	For the Three	February 19, 2021
	Months Ended	(inception) through
	September 30, 2021	September 30, 2021
	(unaudited)	(unaudited)
General and administrative expenses	$330,781	$652,527
General and administrative expenses - related party	30,000	44,000
Loss from operations	(360,781)	(696,527)
Other income (expenses):
Income from investments held in Trust Account	5,727	5,727
Net loss	(355,054)	(690,800)

Weighted average number of shares outstanding of Class A ordinary shares	28,407,000	16,473,466
Basic and diluted net loss per share, Class A ordinary shares	$(0.01)	$(0.03)
Weighted average number of shares outstanding of Class B ordinary shares	6,875,000	6,612,443
Basic and diluted net loss per share,Class B ordinary shares	$(0.01)	$(0.03)

The accompanying notes are an integral part of these unaudited condensed financial statements.

FIFTH WALL ACQUISITION CORP. III

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE PERIOD FROM FEBRUARY 19, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

(UNAUDITED)

	Ordinary shares						Total
	Class A		Class B		Additional Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - February 19, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	—	—	7,187,500	719	24,281	—	25,000
Net loss	—	—	—	—	—	(25,306)	(25,306)
Balance - March 31, 2021 (unaudited)	—	—	7,187,500	719	24,281	(25,306)	(306)
Sale of Class A ordinary shares shares, gross	—	—	—	—	—	—	—
Sale of private placement shares to Sponsor	907,000	91	—	—	9,069,909	—	9,070,000
Accretion of Class A ordinary shares subject to possible redemption amount	—	—	—	—	(9,094,190)	(7,005,176)	(16,099,366)
Net loss	—	—	—	—	—	(310,439)	(310,439)
Balance - June 30, 2021 (unaudited)	907,000	91	7,187,500	719	—	(7,340,921)	(7,340,111)
Forfeiture of Class B ordinary shares	—	—	(312,500)	(31)	31	—	—
Subsequent measurement of Class A ordinary shares subject to redemption against additional paid-in capital and accumulated deficit	—	—	—	—	(31)	52,584	52,553
Net loss	—	—	—	—	—	(355,054)	(355,054)
Balance - September 30, 2021 (unaudited)	907,000	$91	6,875,000	$688	$—	$(7,643,391)	$(7,642,612)

The accompanying notes are an integral part of these unaudited condensed financial statements.

FIFTH WALL ACQUISITION CORP. III

CONDENSED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM FEBRUARY 19, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

(UNAUDITED)

Cash Flows from Operating Activities:
Net loss	$(690,800)
Adjustments to reconcile net loss to net cash used in operating activities:
General and administrative expenses paid by Sponsor in exchange for issuance of Class B ordinary shares	25,000
Income from investments held in Trust Account	(5,727)
Changes in operating assets:
Prepaid expenses	(1,355,844)
Accounts payable	73,920
Accrued expenses	70,000
Net cash used in operating activities	(1,883,451)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	(275,000,000)
Net cash used in investing activities	(275,000,000)

Cash Flows from Financing Activities:
Repayment of note payable to related party	(108,892)
Proceeds from note payable to related party	108,892
Proceeds received from private placement	9,070,000
Proceeds received from initial public offering, gross	275,000,000
Offering costs paid	(6,341,403)
Net cash provided by financing activities	277,728,597

Net change in cash	845,146

Cash - beginning of the period	—
Cash - end of the period	$845,146

Supplemental disclosure of noncash financing activities:
Offering costs included in accrued expenses	$80,409
Deferred underwriting commissions in connection with the initial public offering	$9,625,000

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

As of September 30, 2021, the Company had not commenced any operations. All activity for the period from February 19, 2021 (inception) through September 30, 2021 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below, and seeking a Business Combination following the Initial Public Offering. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering (as defined below).

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

FIFTH WALL ACQUISITION CORP. III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

These redeemable Public Shares were classified as temporary equity in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” The Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon consummation of such a Business Combination and only if a majority of the ordinary shares, represented in person or by proxy and entitled to vote thereon, voted at a shareholder meeting are voted in favor of the Business Combination. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to the amended and restated memorandum and articles of association which the Company adopted upon the consummation of the Initial Public Offering (the “Amended and Restated Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transactions is required by law, or the Company decides to obtain shareholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or vote at all. If the Company seeks shareholder approval in connection with a Business Combination, the initial shareholders (as defined below) agreed to vote their Founder Shares (as defined below in Note 4) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the initial shareholders agreed to waive their redemption rights with respect to their Founder Shares, Private Placement Shares and Public Shares in connection with the completion of a Business Combination.

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

Liquidity and Going Concern

As of September 30, 2021, the Company had approximately $845,000 in its operating bank account and working capital of approximately $2.0 million.

The Company’s liquidity needs through September 30, 2021 have been satisfied through a payment of $25,000 by the Sponsor to cover for certain expenses in exchange for the issuance of the Founder Shares (as defined in Note 4), the loan of approximately $109,000 from the Sponsor pursuant to the Note (see Note 4), and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Company fully repaid the Note on May 28, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 4). As of September 30, 2021, there were no amounts outstanding under any Working Capital Loan.

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

NOTE 2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the period presented. Operating results for the three months ended September 30, 2021 and for the period from February 19, 2021 (inception) through September 30, 2021 are not necessarily indicative of the results that may be expected through December 31, 2021.

FIFTH WALL ACQUISITION CORP. III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The accompanying condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Current Report on Form 8-K and the final prospectus filed by the Company with the SEC on May 21, 2021 and May 19, 2021, respectively.

Revision to Previously Reported Financial Statements

In preparation of the Company’s unaudited condensed financial statements as of and for quarterly period ended September 30, 2021, the Company concluded it should revise its financial statements to classify all Class A ordinary shares subject to possible redemption in temporary equity. In accordance with the SEC and its staff’s guidance on redeemable equity instruments, ASC 480, paragraph 10-S99, redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its Class A ordinary shares in permanent equity, or total shareholders’ equity. Although the Company did not specify a maximum redemption threshold, its charter currently provides that, the Company will not redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001. Previously, the Company did not consider redeemable stock classified as temporary equity as part of net tangible assets. Effective with these financial statements, the Company revised this interpretation to include temporary equity in net tangible assets. Accordingly, effective with this filing, the Company presents all redeemable Class A ordinary shares as temporary equity and to recognize accretion from the initial book value to redemption value at the time of its Initial Public Offering (including exercise of the over-allotment option) and in accordance with ASC 480. The change in the carrying value of the redeemable shares of Class A ordinary shares at the Initial Public Offering resulted in a decrease of approximately $5.1 million in additional paid-in capital and an increase of approximately $7.0 million to accumulated deficit, as well as a reclassification of 1,212,387 shares of Class A ordinary shares from permanent equity to temporary equity. The Company will present this revision in a prospective manner in all future filings. Under this approach, the previously issued financial statement included as an exhibit to the Company’s Form 8-K filed with the SEC on June 3, 2021 and Form 10-Q will not be amended, but historical amounts presented in the current and future filings will be recast to be consistent with the current presentation, and an explanatory footnote will be provided.

The impact of the revision to the unaudited condensed balance sheet as of June 30, 2021, is a reclassification of $12.3 million, from total shareholders’ equity to Class A ordinary shares subject to possible redemption. There is no impact to the reported amounts for total assets, total liabilities, net income (loss), or the net income (loss) per share. In connection with the change in presentation for the Class A ordinary shares subject to possible redemption, the Company has revised its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares share pro rata in the income and losses of the Company.

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

FIFTH WALL ACQUISITION CORP. III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $0 in cash and cash equivalents as of September 30, 2021.

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

Concentration of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation coverage limit of $250,000. As of September  30, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

FIFTH WALL ACQUISITION CORP. III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Offering costs associated with the Initial Public Offering

Offering costs consist of legal, accounting, underwriting commissions and other costs incurred that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with the Class A ordinary shares were charged against the carrying value of the Class A ordinary shares upon the completion of the Initial Public Offering on May 27, 2021. The Company classifies deferred underwriting commissions as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. As part of the Private Placement, the Company issued 907,000 shares of Class A ordinary shares to the Sponsor (“Private Placement Shares”). These Private Placement Shares will not be transferable, assignable or salable until 30 days after the completion of our initial business combination, as such are considered non-redeemable and presented as permanent equity in the Company’s condensed balance sheet. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, 27,500,000 Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheet.

Effective with the closing of the Initial Public Offering (including the exercise of the over-allotment option), the Company recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.

Net loss per ordinary share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per ordinary share is calculated by dividing the net income (loss) by the weighted average ordinary shares outstanding for the respective period. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

FIFTH WALL ACQUISITION CORP. III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The following table presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each class of ordinary shares:

	For the Three Months Ended		For the Period from February 19, 2021
	September 30, 2021		(inception) through September 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net loss per ordinary share:
Numerator:
Allocation of net loss	$(285,869)	$(69,185)	$(492,936)	$(197,864)

Denominator:
Basic and diluted weighted average ordinary shares outstanding	28,407,000	6,875,000	16,473,466	6,612,443

Basic and diluted net loss per ordinary share	$(0.01)	$(0.01)	$(0.03)	$(0.03)

Income taxes

FASB ASC Topic 740 “Income Taxes”, prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Recent accounting standards

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU 2020-06 on February 19, 2021 (inception) using the modified retrospective method for transition. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.

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

FIFTH WALL ACQUISITION CORP. III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

The Private Placement Shares will not be transferable or salable until 30 days after the completion of the initial Business Combination. Certain proceeds from the Private Placement Shares were added to the proceeds from the Initial Public Offering to be held in the Trust Account.

Related Party Loans

On February 24, 2021, the Sponsor agreed to loan the Company an aggregate of up to $300,000 pursuant to a promissory note (the “Note”). This loan was non-interest bearing and payable upon the completion of the Initial Public Offering. The Company borrowed approximately $109,000 through the Initial Public Offering. The Company repaid the Note in full upon closing of the Initial Public Offering. Subsequent to the repayment, the facility was no longer available to the Company.

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into shares of the post Business Combination entity at a price of $10.00 per share. The shares would be identical to the Private Placement Shares. As of September 30, 2021 the Company had no outstanding borrowing under the Working Capital Loan.

FIFTH WALL ACQUISITION CORP. III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Administrative Services Agreement

The Company entered into an Administrative Support Agreement (the “Administrative Support Agreement”) with Fifth Wall Ventures Management, LLC (“Management Company”) pursuant to which it agreed to pay Management Company a total of up to $17,500 per month for office space and professional, secretarial, administrative and support services provided to the Company. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three months ended September 30, 2021 and for the period from February 19, 2021 (inception) through September 30, 2021, the Company incurred expenses of $30,000 and $44,000, respectively, under this agreement. As of September 30, 2021, the Company had $14,000 in balance outstanding for services in connection with such agreement on the accompanying condensed balance sheet.

In addition, the Sponsor, officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on the Company’s behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. The Company’s audit committee will review on a quarterly basis all payments that were made to the Sponsor, officers or directors, or the Company’s or their affiliates. Any such payments prior to an initial Business Combination will be made from funds held outside the Trust Account. No such amounts were reimbursed or accrued for as of September 30, 2021.

NOTE 5. COMMITMENTS AND CONTINGENCIES

Registration and Shareholder Rights

The holders of Founder Shares, Private Placement Shares and Private Placement Shares that may be issued upon conversion of Working Capital Loans, were entitled to registration rights pursuant to a registration and shareholder rights agreement signed upon consummation of the Initial Public Offering. The holders of these securities were entitled to make up to three demands, excluding short form demands, that the Company registered such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the Company’s completion of its Business Combination. However, the registration and shareholder rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lock-up period, which occurs (i) in the case of the Founder Shares, in accordance with the letter agreement the Company’s initial shareholders entered into and (ii) in the case of the Private Placement Shares, 30 days after the completion of the Company’s Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements. As of September 30, 2021, there were no amounts incurred or accrued for such expenses.

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

FIFTH WALL ACQUISITION CORP. III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 6 - CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION

Some of the Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 200,000,000 shares of Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of September 30, 2021, there were 28,407,000 shares of Class A ordinary shares outstanding, 27,500,000 which were all subject to possible redemption and are classified outside of permanent equity in the condensed balance sheet.

The Class A ordinary shares subject to possible redemption reflected on the condensed balance sheet is reconciled on the following table:

Gross proceeds	$275,000,000
Less:
Offering costs allocated to Class A ordinary shares subject to possible redemption	(16,046,813)
Plus:
Accretion of carrying value to redemption value	16,046,813
Class A ordinary shares subject to possible redemption	$275,000,000

NOTE 7. SHAREHOLDERS’ EQUITY

Preference Shares—The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share. As of September 30, 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares— The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of September 30, 2021, there were 28,407,000 Class A ordinary shares outstanding, 27,500,000 of which are classified as temporary equity(see Note 6).

Class B Ordinary Shares — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of September 30, 2021, there were 6,875,000 Class B ordinary shares issued and outstanding (see Note 4).

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

Class B ordinary shares will automatically convert into Class A ordinary shares on a one-for-one basis (the “Initial Conversion Ratio”): (a) at any time and from time to time at the option of the Sponsor; or (b) automatically on the day of the consummation of a Business Combination. Notwithstanding the Initial Conversion Ratio, in the case that additional Class A ordinary shares or any other equity-linked securities, are issued, or deemed issued, by the Company in excess of the amounts offered in the Initial Public Offering and related to the consummation of a Business Combination, including pursuant to a specified future issuance, the ratio at which Class B ordinary shares will convert into Class A ordinary shares will be adjusted (unless the Sponsor agrees to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of Class A ordinary shares issuable upon conversion of all Class B ordinary shares will equal, in the aggregate, on an as-converted basis, 20 per cent of the sum of all Class B ordinary shares in issue upon completion of the Initial Public Offering plus all Class A ordinary shares and equity-linked securities issued or deemed issued in connection with a Business Combination (after giving effect to any redemptions of Class A ordinary shares by public shareholders), excluding any Class A ordinary shares or equity-linked securities issued, or to be issued, to any seller in a Business Combination and any private placement shares issued to the Sponsor, officers or directors upon conversion of working capital loans. The automatic conversion of the Class B ordinary shares into Class A ordinary shares on the day of consummation of the initial Business Combination is not subject to any further triggering events.

FIFTH WALL ACQUISITION CORP. III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 8. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2021 by level within the fair value hierarchy:

	Quoted Prices in	Significant Other	Significant Other
	Active Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets - Investments held in Trust Account:
Money market fund	$275,005,727	$—	$—

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. During the three months ended September 30, 2021 and for the period from February 19, 2021 (inception) through September 30, 2021, there were no transfers to/from Levels 1, 2, and 3.

NOTE 9. SUBSEQUENT EVENTS

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

As of September 30, 2021, the Company had not commenced any operations. All activity for the period from February 19, 2021 (inception) through September 30, 2021 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below and seeking a Business Combination following the Initial Public Offering. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering (as defined below). The Company has selected December 31 as its fiscal year end.

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

The Public Shares were classified as temporary equity in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” The Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, only if a majority of the ordinary shares, represented in person or by proxy and entitled to vote thereon, voted at a shareholder meeting are voted in favor of the Business Combination. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to the amended and restated memorandum and articles of association which the Company adopted upon the consummation of the Initial Public Offering (the “Amended and Restated Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transactions is required by law, or the Company decides to obtain shareholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or vote at all. If the Company seeks shareholder approval in connection with a Business Combination, the initial shareholders (as defined below) agreed to vote their Founder Shares and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the initial shareholders agreed to waive their redemption rights with respect to their Founder Shares, Private Placement Shares and Public Shares in connection with the completion of a Business Combination.

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

Results of Operations

Our entire activity from February 19, 2021 (inception) through September 30, 2021 was in preparation for our formation and the Initial Public Offering and, thereafter, seeking an initial Business Combination. We will not be generating any operating revenues until the closing and completion of our initial Business Combination.

For the three months ended September 30, 2021, we had a net loss of approximately $355,000, which consisted of approximately $330,000 of general and administrative expenses and $30,000 in general and administrative expenses - related party, partially offset by approximately $6,000 in income from investments held in Trust Account.

For the period from February 19, 2021 (inception) through September 30, 2021, we had a net loss of approximately $691,000, which consisted of approximately $653,000 of general and administrative expenses and $44,000 in general and administrative expenses - related party, partially offset by approximately $6,000 in income from investments held in Trust Account.

Liquidity and Going Concern

As of September 30, 2021, the Company had approximately $845,000 in its operating bank account and working capital of approximately $2.0 million.

The Company’s liquidity needs through September 30, 2021 have been satisfied through a payment of $25,000 by the Sponsor to cover for certain expenses in exchange for the issuance of the Founder Shares (as defined in Note 4), the loan of approximately $109,000 from the Sponsor pursuant to the Note (see Note 4), and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Company fully repaid the Note on May 28, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 4). As of September 30, 2021, there were no amounts outstanding under any Working Capital Loan.

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity from the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination. As of September 30, 2021, there were no amounts outstanding under any Working Capital Loan.

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

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, 27,500,000 Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheet.

Effective with the closing of the Initial Public Offering (including the exercise of the over-allotment option), the Company recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.

Net Loss per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per ordinary share is calculated by dividing the net income (loss) by the weighted average ordinary shares outstanding for the respective period. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

Recent accounting standards

In August 2020, the FASB issued ASU No. 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU 2020-06 on February 19, 2021 (inception) using the modified retrospective method for transition. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s condensed financial statements.

Off-Balance Sheet Arrangements

As of September 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2021, our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

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
3.1

Amended and Restated Memorandum and Articles of Association of the Company, effective May 24, 2021 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 28, 2021).

10.1

Investment Management Trust Agreement, dated May 24, 2021, between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 28, 2021).

10.2

Registration and Shareholder Rights Agreement, dated May 24, 2021, by and among the Company, Fifth Wall Acquisition Sponsor III LLC and the other Holders (as defined therein) signatory thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 28, 2021).

10.3	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 filed on April 16, 2021).
10.4

Letter Agreement, dated May 24, 2021, by and among the Company, Fifth Wall Acquisition Sponsor III LLC and each director and executive officer of the Company (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on May 28, 2021).

10.5

Private Placement Shares Purchase Agreement, dated May 24, 2021, between the Company and the Fifth Wall Acquisition Sponsor III LLC (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on May 28, 2021).

10.6

Securities Subscription Agreement between the Company and Fifth Wall Acquisition Sponsor III LLC (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 filed on April 16, 2021).

10.7	Promissory Note between the Company and Fifth Wall Acquisition Sponsor III LLC (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 filed on April 16, 2021).
10.8

Administrative Support Agreement, dated June 7, 2021, between the Company and Fifth Wall Ventures Management (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 8, 2021)

31.1

Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

Dated: November 12, 2021	FIFTH WALL ACQUISITION CORP. III
	By:	/s/ Brendan Wallace
	Name:	Brendan Wallace
	Title:	Chief Executive Officer (Principal Executive Officer)

Dated: November 12, 2021

	By:	/s/ Andriy Mykhaylovskyy
	Name:	Andriy Mykhaylovskyy
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)