Form 10-Q/A
period 2021-09-30
Fifth Wall Acquisition Corp. III
filed 2022-03-01
CIK 1847874

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No.1)

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

EXPLANATORY NOTE

References throughout this Amendment No. 1 to the Quarterly Report on Form 10-Q to “we,” “us,” the “Company” or “our company” are to Fifth Wall Acquisition Corp. III unless the context otherwise indicates.

This Amendment No. 1 (“Amendment No. 1”) to the Quarterly Report on Form 10-Q/A amends the Quarterly Report on Form 10-Q of Fifth Wall Acquisition Corp. III (the “Company”) as of and for the period ended September 30, 2021, as filed with the Securities and Exchange Commission (“SEC”) on November 12, 2021 (the “Original Filing”).

On November 12, 2021, the Company filed its Form 10-Q for the quarterly period ending September 30, 2021 (the “Q3 Form 10-Q”), which included a section within Note 2, Revision of Previously Issued Financial Statements, (“Note 2”) that describes a revision to the Company’s classification of its Class A ordinary shares subject to redemption issued as part of the units sold in the Company’s initial public offering (“IPO”) on May 27, 2021. As described in Note 2, upon its IPO, the Company classified a portion of the Class A ordinary shares as permanent equity to maintain net tangible assets greater than $5,000,000 on the basis that the Company will consummate its initial business combination only if the Company has net tangible assets of at least $5,000,001. Previously, the Company did not consider redeemable shares classified as temporary equity as part of net tangible assets. Effective with these condensed financial statements, the Company revised this interpretation to include temporary equity in net tangible assets. As a result, management corrected the error by revising Class A ordinary shares subject to redemption as temporary equity. This resulted in an adjustment to the initial carrying value of the Class A ordinary shares subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A ordinary shares.

In connection with the change in presentation for the Class A ordinary shares subject to possible redemption, the Company revised its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation differs from the previously presented method of earnings per share, which was similar to the two-class method. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares participate pro rata in the income and losses of the Company.

The Company determined the changes were not qualitatively material to the Company’s previously issued financial statements and did not restate its financial statements. Instead, the Company revised its previously financial statements in Note 2 to its Q3 Form 10-Q. Although the qualitative factors that management assessed tended to support a conclusion that the misstatements were not material, these factors were not strong enough to overcome the significant quantitative errors in the financial statements. The qualitative and quantitative factors support a conclusion that the misstatements are material on a quantitative basis. Management concluded that the misstatement was of such magnitude that it is probable that the judgment of a reasonable person relying upon the financial statements would have been influenced by the inclusion or correction of the foregoing items. As such, upon further consideration of the change, the Company determined the change in classification of the Class A ordinary shares and change to its presentation of earnings per share is material quantitatively and it should restate its previously issued financial statements.

Therefore, on March 01, 2022, the Company’s management and the audit committee of the Company’s board of directors (the “Audit Committee”) concluded that the Company’s previously issued revision to the i) audited balance sheet as of  May 27, 2021 filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 3, 2021 (the “Form 8-K”), (i) unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, filed with the SEC on August 13, 2021, and (ii) Note 2 to the unaudited interim financial statements and Item 4 of Part 1 included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021, filed with the SEC on November 12, 2021 (collectively, the “Affected Periods”), should be restated to report all Public Shares as temporary equity and calculate earnings per share pro rata between the two classes of shares, and should no longer be relied upon. As such, the Company will restate its financial statements for the Affected Periods in this Quarterly Report on Form 10-Q/A.

The restatement does not have an impact on its cash position and cash held in the trust account established in connection with the IPO (the “Trust Account”).

After re-evaluation, the Company’s management has concluded that in light of the errors described above, a material weakness existed in the Company’s internal control over financial reporting during the Affected Periods and that the Company’s disclosure controls and procedures were not effective. The Company’s remediation plan with respect to such material weakness is described in more detail in Item 4 to Part 1 of this filing.

FIFTH WALL ACQUISITION CORP. III

Form 10-Q/A

For the Quarter Ended September 30, 2021

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements	1

	Condensed Balance Sheet as of September 30, 2021 (Unaudited)	1

	Condensed Statements of Operations for the three months ended September 30, 2021 and for the period from February 19, 2021 (inception) through September 30, 2021 (Unaudited)	2

	Condensed Statements of Changes in Shareholders’ Deficit for the period from February 19, 2021 (inception) through September 30, 2021 (Unaudited)	3

	Condensed Statement of Cash Flows for the period from February 19, 2021 (inception) through September 30, 2021 (Unaudited)	4

	Notes to Unaudited Condensed Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22

Item 4.	Controls and Procedures (as restated)	23

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	24

Item 1A.	Risk Factors	24

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	24

Item 3.	Defaults Upon Senior Securities	24

Item 4.	Mine Safety Disclosures	24

Item 5.	Other Information	24

Item 6.	Exhibits	25

PART I. FINANCIAL INFORMATION

Item 1.  Condensed Financial Statements

FIFTH WALL ACQUISITION CORP. III

CONDENSED BALANCE SHEET

September 30, 2021 (Unaudited)

Assets:
Current assets:
Cash	$845,146
Prepaid expenses	1,355,844
Total current assets	2,200,990
Investments held in Trust Account	275,005,727
Total Assets	$277,206,717

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit:
Current liabilities:
Accounts payable	$73,920
Accrued expenses	150,409
Total current liabilities	224,329
Deferred underwriting commissions	9,625,000
Total liabilities	9,849,329

Commitments and Contingencies
Class A ordinary shares subject to possible redemption, $0.0001 par value; 27,500,000 shares issued and outstanding at redemption value of $10.00 per share	275,000,000

Shareholders’ Deficit:
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 907,000 shares issued and outstanding (excluding 27,500,000 shares subject to possible redemption)	91
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 6,875,000 shares issued and outstanding	688
Additional paid-in capital	—
Accumulated deficit	(7,643,391)
Total shareholders’ deficit	(7,642,612)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$277,206,717

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

FIFTH WALL ACQUISITION CORP. III

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE PERIOD FROM FEBRUARY 19, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

(UNAUDITED)

	Ordinary shares						Total
	Class A		Class B		Additional Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - February 19, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	—	—	7,187,500	719	24,281	—	25,000
Net loss	—	—	—	—	—	(25,306)	(25,306)
Balance - March 31, 2021 (unaudited)	—	—	7,187,500	719	24,281	(25,306)	(306)
Sale of Class A ordinary shares shares, gross	—	—	—	—	—	—	—
Sale of private placement shares to Sponsor	907,000	91	—	—	9,069,909	—	9,070,000
Accretion of Class A ordinary shares subject to possible redemption amount	—	—	—	—	(9,094,190)	(7,005,176)	(16,099,366)
Net loss	—	—	—	—	—	(310,439)	(310,439)
Balance - June 30, 2021 (unaudited) (as restated, see Note 2)	907,000	91	7,187,500	719	—	(7,340,921)	(7,340,111)
Forfeiture of Class B ordinary shares	—	—	(312,500)	(31)	31	—	—
Subsequent measurement of Class A ordinary shares subject to redemption against additional paid-in capital and accumulated deficit	—	—	—	—	(31)	52,584	52,553
Net loss	—	—	—	—	—	(355,054)	(355,054)
Balance - September 30, 2021 (unaudited)	907,000	$91	6,875,000	$688	$—	$(7,643,391)	$(7,642,612)

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

NOTE 2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (as restated)

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

Restatement of Previously Reported Financial Statements

In the Company’s unaudited condensed financial statements for the quarterly period ended September 30, 2021, as filed with the SEC on November 12, 2021, the Company concluded it should revise previously issued financial statements to classify all Class A ordinary shares subject to redemption in temporary equity. In accordance with ASC 480-10-S99, redemption provisions not solely within the control of the Company require shares subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its Class A ordinary shares in permanent equity. Although the Company did not specify a maximum redemption threshold, its charter currently provides that the Company will not redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. Previously, the Company did not consider redeemable shares classified as temporary equity as part of net tangible assets.  Effective with these condensed financial statements, the Company revised this interpretation to include temporary equity in net tangible assets.

In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” the Company evaluated the corrections and has determined that the related impact was material to the previously filed financial statements that contained the error, reported in the Company’s Form 10-Q for the quarterly period ended June 30, 2021 (the “Affected Quarterly Period”). Therefore, the Company, in consultation with its Audit Committee, concluded that the Affected Quarterly Period should be restated to present all Class A ordinary shares subject to possible redemption as temporary equity and to recognize accretion from the initial book value to redemption value at the time of its Initial Public Offering. As such, the Company is reporting these restatements to the Affected Quarterly Period in this quarterly report. There has been no change in the Company’s total assets, liabilities or operating results. The previously presented Affected Quarterly Period should no longer be relied upon.

There has been no change in the Company’s total assets, liabilities or operating results.

The change in the carrying value of the redeemable Class A ordinary shares at June 30, 2021 resulted in a reclassification of approximately 1.2 million Class A ordinary shares from permanent equity to temporary equity. The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported balance sheet as of June 30, 2021:

	As Previously
As of June 30, 2021 (unaudited)	Reported	Adjustment	As Restated
Total assets	$278,174,766	$1	$278,174,767
Total liabilities	$10,514,878		$10,514,878
Class A ordinary shares subject to possible redemption	262,659,880	12,340,120	275,000,000
Preferred stock	—	—	—
Class A ordinary shares	214	(123)	91
Class B ordinary shares	719	—	719
Additional paid-in capital	5,334,821	(5,334,821)	—
Accumulated Deficit	(335,746)	(7,005,175)	(7,340,921)
Total shareholders’ equity (deficit)	$5,000,008	$(12,340,119)	$(7,340,111)
Total Liabilities, Class A ordinary shares Subject to Possible Redemption and Shareholders’ Equity (Deficit)	$278,174,766	$1	$278,174,767

The Company’s statement of shareholders’ equity has been restated to reflect the changes to the impacted shareholders’ equity accounts described above.

FIFTH WALL ACQUISITION CORP. III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported statement of cash flows for the period from February 19, 2021 (inception) through June 30, 2021.

For the period from February 19, 2021 (inception) through June 30, 2021 (unaudited)

	As Previously
	Reported	Adjustment	As Restated
Supplemental Disclosure of Noncash Financing Activities:
Initial value of Class A ordinary shares subject to possible redemption	$262,876,130	$(262,876,130)	$—
Change in value of Class A ordinary shares subject to possible redemption	$216,250	$(216,250)	$—

In connection with the change in presentation for the Class A ordinary shares subject to possible redemption, the Company has revised its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares participate pro rata in the income and losses of the Company. The impact to the reported amounts of weighted average shares outstanding and basic and diluted earnings per ordinary share is presented below for the Affected Quarterly Period:

	Earnings (Loss) Per Share
	As Previously
	Reported	Adjustment	As Adjusted
For the three months ended June 30, 2021 (unaudited)
Net loss	$(310,439)	$—	$(310,439)
Weighted average shares outstanding - Class A ordinary shares	27,500,000	(16,574,231)	10,925,769
Basic and diluted loss per share - Class A ordinary shares	$0.00	$(0.02)	$(0.02)
Weighted average shares outstanding - Class B ordinary shares	6,839,231	(348,846)	6,490,385
Basic and diluted loss per share - Class B ordinary shares	$(0.05)	$0.03	$(0.02)
For the period from February 19, 2021 (inception) through June 30, 2021 (unaudited)
Net loss	$(335,746)	$—	$(335,746)
Weighted average shares outstanding - Class A ordinary shares	27,500,000	(19,671,299)	7,828,701
Basic and diluted loss per share - Class A ordinary shares	$0.00	$(0.02)	$(0.02)
Weighted average shares outstanding - Class B ordinary shares	6,672,205	(249,961)	6,422,244
Basic and diluted loss per share - Class B ordinary shares	$(0.05)	$0.03	$(0.02)

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

NOTE 9. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred up to the date condensed financial statements were issued. Based upon this review, other than described in this Note, and with respect to the restatements described in Note 2 the Company did not identify any subsequent events, that would have required adjustment or disclosure in the condensed financial statements.

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q/A includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Such statements include, but are not limited to, possible business combinations and the financing thereof, and related matters, as well as all other statements other than statements of historical fact included in this Form 10-Q/A. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings.

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

Item 4.Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective as of September 30, 2021, because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for certain complex financial instruments issued by the Company, and the presentation of earnings per share was not effectively designed or maintained. This material weakness resulted in the restatement of the Company’s interim financial statements for the quarter ended June 30, 2021. Additionally, this material weakness could result in a misstatement of the carrying value of complex financial instruments, and related accounts and disclosures, and presentation of earnings per share that would result in a material misstatement of the financial statements that would not be prevented or detected on a timely basis. As a result, our management performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with generally accepted in the United States of America. Accordingly, management believes that the financial statements included in this Form 10-Q present fairly, in all material respects, our financial position, result of operations and cash flows of the periods presented. Management understands that the accounting standards applicable to our financial statements are complex and has since the inception of the Company benefited from the support of experienced third-party professionals with whom management has regularly consulted with respect to accounting issues. Management intends to continue to further consult with such professionals in connection with accounting matters.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021, covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting except for the below.

Our principal executive officer and principal financial officer performed additional accounting and financial analyses and other post-closing procedures including consulting with subject matter experts related to the accounting for certain complex financial instruments issued by the Company, and the presentation of earnings per share. The Company’s management has expended, and will continue to expend, a substantial amount of effort and resources for the remediation and improvement of our internal control over financial reporting. While we have processes to properly identify and evaluate the appropriate accounting technical pronouncements and other literature for all significant or unusual transactions, we have expanded and will continue to improve these processes to ensure that the nuances of such transactions are effectively evaluated in the context of the increasingly complex accounting standards.

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

March 1, 2022	FIFTH WALL ACQUISITION CORP. III
	By:	/s/ Brendan Wallace
	Name:	Brendan Wallace
	Title:	Chief Executive Officer (Principal Executive Officer)

March 1, 2022

	By:	/s/ Andriy Mykhaylovskyy
	Name:	Andriy Mykhaylovskyy
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)