Form 10-Q
period 2022-03-31
Fifth Wall Acquisition Corp. III
filed 2022-05-13
CIK 1847874

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of March 31, 2022, 28,407,000 Class A ordinary shares, par value $0.0001 per share, and 6,875,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

FIFTH WALL ACQUISITION CORP. III

Form 10-Q

For the Quarter Ended March 31, 2022

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements	1

	Condensed Balance Sheets as of March 31, 2022 (Unaudited) and December 31, 2021	1

	Condensed Statements of Operations for the three months ended March 31, 2022 and for the period from February 19, 2021 (inception) through March 31, 2021 (Unaudited)	2

	Condensed Statements of Changes in Shareholders’ Deficit for the three months ended March 31, 2022 and for the period from February 19, 2021 (inception) through March 31, 2021 (Unaudited)	3

	Condensed Statements of Cash Flows for the three months ended March 31, 2022 and for the period from February 19, 2021 (inception) through March 31, 2021 (Unaudited)	4

	Notes to Unaudited Condensed Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20

Item 4.	Controls and Procedures	20

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	22

Item 1A.	Risk Factors	22

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	22

Item 3.	Defaults Upon Senior Securities	22

Item 4.	Mine Safety Disclosures	22

Item 5.	Other Information	23

Item 6.	Exhibits	23

PART III		24

SIGNATURES		24

PART I. FINANCIAL INFORMATION

Item 1.  Condensed Financial Statements

FIFTH WALL ACQUISITION CORP. III

CONDENSED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(Unaudited)
Assets:
Current assets:
Cash	$664,341	$737,986
Prepaid expenses	952,750	1,121,860
Total current assets	1,617,091	1,859,846
Investments held in Trust Account	275,019,342	275,012,561
Total Assets	$276,636,433	$276,872,407

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit:
Current liabilities:
Accounts payable	120,106	87,097
Accrued expenses	296,606	212,704
Total current liabilities	416,712	299,801
Deferred underwriting commissions	9,625,000	9,625,000
Total liabilities	10,041,712	9,924,801

Commitments and Contingencies
Class A ordinary shares subject to possible redemption, $0.0001 par value; 27,500,000 at redemption value of $10.00 per share as of March 31, 2022 and December 31, 2021	275,000,000	275,000,000

Shareholders’ Deficit:
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding as of March 31, 2022 and December 31, 2021	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 907,000 shares issued and outstanding (excluding 27,500,000 shares subject to possible redemption) as of March 31, 2022 and December 31, 2021	91	91
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 6,875,000 shares issued and outstanding as of March 31, 2022 and December 31, 2021	688	688
Additional paid-in capital	—	—
Accumulated deficit	(8,406,058)	(8,053,173)
Total shareholders’ deficit	(8,405,279)	(8,052,394)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$276,636,433	$276,872,407

The accompanying notes are an integral part of these unaudited condensed financial statements.

FIFTH WALL ACQUISITION CORP. III

CONDENSED STATEMENTS OF OPERATIONS

		For the Period from
	For the three months	February 19, 2021
	Ended	(inception) through
	March 31, 2022	March 31, 2021
General and administrative expenses	$329,666	$25,307
General and administrative expenses - related party	30,000	—
Loss from operations	(359,666)	(25,307)
Other income:
Income from investments held in Trust Account	6,781	—
Net loss	$(352,885)	$(25,307)

Weighted average number of shares outstanding of Class A ordinary shares	28,407,000	—
Basic and diluted net loss per share, Class A ordinary shares	$(0.01)	$—
Weighted average number of shares outstanding of Class B ordinary shares	6,875,000	5,487,805
Basic and diluted net loss per share, Class B ordinary shares	$(0.01)	$(0.00)

The accompanying notes are an integral part of these unaudited condensed financial statements.

FIFTH WALL ACQUISITION CORP. III

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2022

	Ordinary shares
	Class A		Class B		Additional		Total
					Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — December 31, 2021	907,000	$91	6,875,000	$688	$—	$(8,053,173)	$(8,052,394)
Net loss	—	—	—	—	—	(352,885)	(352,885)
Balance — March 31, 2022 (Unaudited)	907,000	$91	6,875,000	$688	$—	$(8,406,058)	$(8,405,279)

FOR THE PERIOD FROM FEBRUARY 19, 2021 (INCEPTION) THROUGH MARCH 31, 2021

	Ordinary shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - February 19, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor (1) (2)	—	—	7,187,500	719	24,281	—	25,000
Net loss	—	—	—	—	—	(25,307)	(25,307)
Balance - March 31, 2021 (Unaudited)	—	$—	7,187,500	$719	$24,281	$(25,307)	$(307)

(1)

This number includes up to 937,500 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters. On May 27, 2021, the underwriters partially exercised the over-allotment option to purchase an additional 2,500,000 Class A ordinary shares; thus, 312,500 Class B ordinary shares were forfeited.

(2)

In April 2021, the Company effected a share capitalization for Class B ordinary shares, resulting in an aggregate of 7,187,500 Class B ordinary shares outstanding. All shares and associated amounts have been restated to reflect the share capitalization (see Note 4).

The accompanying notes are an integral part of these unaudited condensed financial statements.

FIFTH WALL ACQUISITION CORP. III

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

		For the
		Period from
		February 19, 2021
		(inception)
	For the three months ended	through
	March 31,	March 31,
	2022	2021
Cash Flows from Operating Activities:
Net loss	$(352,885)	$(25,307)
Adjustments to reconcile net loss to net cash used in operating activities:
General and administrative expenses paid by Sponsor in exchange for issuance of Class B ordinary shares	—	25,000
Income from investments held in Trust Account	(6,781)	—
Changes in operating assets:
Prepaid expenses	169,110	—
Accounts payable	33,009	—
Accrued expenses	83,902	307
Net cash used in operating activities	(73,645)	—

Cash Flows from Financing Activities:
Proceeds from note payable to related party	—	31,375
Offering costs paid	—	(31,375)
Net cash provided by financing activities	—	—

Net change in cash	(73,645)	—

Cash - beginning of the period	737,986	—
Cash - end of the period	$664,341	$—

Supplemental disclosure of noncash financing activities:
Offering costs included in accounts payable	$—	$32,600
Offering costs included in accrued expenses	$—	$140,199

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

As of March 31, 2022, the Company had not commenced any operations. All activity for the period from February 19, 2021 (inception) through March 31, 2022 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below, and seeking a Business Combination following the Initial Public Offering. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering (as defined below).

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

Liquidity and Capital Resources

As of March 31, 2022, the Company had approximately $664,000 in its operating bank account and working capital of approximately $1.2 million.

The Company’s liquidity needs through March 31, 2022 have been satisfied through a payment of $25,000 by the Sponsor to cover for certain expenses in exchange for the issuance of the Founder Shares (as defined in Note 4), the loan of approximately $109,000 from the Sponsor pursuant to the Note (see Note 5), and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Company fully repaid the Note on May 28, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 5). As of March 31, 2022 and December 31, 2021, there were no amounts outstanding under any Working Capital Loan.

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

NOTE 2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying condensed financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and Article 10 of Regulation S-X. Certain disclosures included in the annual financial statements have been condensed or omitted from these financial statements as they are not required for interim financial statements under GAAP and the rules of the SEC. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022 or any future period.

FIFTH WALL ACQUISITION CORP. III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on March 30, 2022, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2021, is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on March 30, 2022.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of March 31, 2022 and December 31, 2021.

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

FIFTH WALL ACQUISITION CORP. III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Concentration of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation coverage limit of $250,000. As of March 31, 2022 and December 31, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

Net loss per ordinary share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. This presentation assumes a business combination as the most likely outcome. Net income (loss) per ordinary share is calculated by dividing the net income (loss) by the weighted average ordinary shares outstanding for the respective period. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

The following table presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per ordinary share for each class of ordinary shares:

			For the Period from February 19, 2021
	For the three months Ended March 31, 2022		(inception) through March 31, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net loss per ordinary share:
Numerator:
Allocation of net loss	$(284,123)	$(68,763)	$—	$(25,307)

Denominator:
Basic and diluted weighted average ordinary shares outstanding	28,407,000	6,875,000	—	5,487,805

Basic and diluted net loss per ordinary share	$(0.01)	$(0.01)	$—	$(0.00)

Income taxes

FASB ASC Topic 740 “Income Taxes” prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into shares of the post Business Combination entity at a price of $10.00 per share. The shares would be identical to the

FIFTH WALL ACQUISITION CORP. III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Private Placement Shares. As of March 31, 2022 and December 31, 2021, the Company had no outstanding borrowing under the Working Capital Loan.

Administrative Services Agreement

The Company entered into an Administrative Support Agreement (the “Administrative Support Agreement”) with Fifth Wall Ventures Management, LLC (“Management Company”) pursuant to which it agreed to pay Management Company a total of up to $17,500 per month for office space and professional, secretarial, administrative and support services provided to the Company. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the period from February 19, 2021 (inception) through March 31, 2022, the Company incurred expenses of $74,000, under this agreement. As of March 31, 2022 and December 31, 2021, the Company had $104,000 and $74,000, respectively, in balance outstanding for services in connection with such agreement on the accompanying condensed balance sheets.

In addition, the Sponsor, officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on the Company’s behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. The Company’s audit committee will review on a quarterly basis all payments that were made to the Sponsor, officers or directors, or the Company’s or their affiliates. Any such payments prior to an initial Business Combination will be made from funds held outside the Trust Account. No such amounts were reimbursed or accrued for as of March 31, 2022 and December  31, 2021.

NOTE 5. COMMITMENTS AND CONTINGENCIES

Registration and Shareholder Rights

The holders of Founder Shares, Private Placement Shares and Private Placement Shares that may be issued upon conversion of Working Capital Loans, were entitled to registration rights pursuant to a registration and shareholder rights agreement signed upon consummation of the Initial Public Offering. The holders of these securities were entitled to make up to three demands, excluding short form demands, that the Company registered such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the Company’s completion of its Business Combination. However, the registration and shareholder rights agreement provide that the Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lock-up period, which occurs (i) in the case of the Founder Shares, in accordance with the letter agreement the Company’s initial shareholders entered into and (ii) in the case of the Private Placement Shares, 30 days after the completion of the Company’s Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements. As of March 31, 2022 and December 31, 2021, there were no amounts incurred or accrued for such expenses.

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

FIFTH WALL ACQUISITION CORP. III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

target company, the specific impact is not readily determinable as of the date of the financial statements. The financial statements does not include any adjustments that might result from the outcome of this uncertainty.

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these condensed financial statements. The specific impact on the Company's financial condition, results of operations, and cash flows is also not determinable as of the date of these unaudited condensed financial statements.

NOTE 6 - CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION

Some of the Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 200,000,000 shares of Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of March 31, 2022 and December 31, 2021, there were 28,407,000 shares of Class A ordinary shares outstanding, of which 27,500,000 were subject to possible redemption and are classified outside of permanent equity in the balance sheet.

The Class A ordinary shares subject to possible redemption reflected on the balance sheet is reconciled on the following table:

Gross proceeds	$275,000,000
Less:
Offering costs allocated to Class A ordinary shares subject to possible redemption	(16,046,813)
Plus:
Accretion of carrying value to redemption value	16,046,813
Class A ordinary shares subject to possible redemption	$275,000,000

NOTE 7. SHAREHOLDERS’ DEFICIT

Preference Shares—The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share. As of March 31, 2022 and December 31, 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares— The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of March 31, 2022 and December 31, 2021, there were 28,407,000 Class A ordinary shares outstanding, of which 27,500,000 are classified as temporary equity (see Note 6).

Class B Ordinary Shares — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of March 31, 2022 and December 31, 2021, there were 6,875,000 Class B ordinary shares issued and outstanding (see Note 4).

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

FIFTH WALL ACQUISITION CORP. III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

NOTE 8. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021 by level within the fair value hierarchy:

	Quoted Prices in	Significant Other	Significant Other
	Active Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets - Investments held in Trust Account - Money Market Fund
March 31, 2022	$275,019,342	$—	$—
December 31, 2021	$275,012,561	$—	$—

Level 1 instruments include investments in money market funds invested in US government securities. The Company uses inputs such as actual trade data, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments. No money has been withdrawn from the Trust.

NOTE 9. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date and up to the date unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any other subsequent events, that would have required adjustment or disclosure in the unaudited condensed financial statements.

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

As of March 31, 2022, the Company had not commenced any operations. All activity for the period from February 19, 2021 (inception) through March 31, 2022 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below and seeking a Business Combination following the Initial Public Offering. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non- operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

Results of Operations

Our entire activity from February 19, 2021 (inception) through March 31, 2022 was in preparation for our formation, the Initial Public Offering and, thereafter, seeking an initial Business Combination. We will not be generating any operating revenues until the closing and completion of our initial Business Combination.

For the three months ended March 31, 2022, we had a net loss of approximately $353,000, which consisted of approximately $330,000 of general and administrative expenses, and $30,000 in general and administrative expenses - related party, partially offset by approximately $7,000 in income from investments held in Trust Account.

For the period from February 19, 2021 (inception) through March 31, 2021, we had a net loss of approximately $25,000, which consisted of general and administrative expenses.

Liquidity and Capital Resources

As of March 31, 2022, the Company had approximately $664,000 in its operating bank account and working capital of approximately $1.2 million.

The Company’s liquidity needs through March 31, 2022 have been satisfied through a payment of $25,000 by the Sponsor to cover for certain expenses in exchange for the issuance of the Founder Shares, the loan of approximately $109,000 from the Sponsor pursuant to the Note, and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Company fully repaid the Note on May 28, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans. As of March 31, 2022 and December 31, 2021, there were no amounts outstanding under any Working Capital Loan.

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

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, 27,500,000 Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheets.

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

Net Loss per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. This presentation assumes a business combination as the most likely outcome. Net income (loss) per ordinary share is calculated by dividing the net income (loss) by the weighted average ordinary shares outstanding for the respective period. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

Recent accounting standards

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Off-Balance Sheet Arrangements

As of March 31, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

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

Item 3.Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4.Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2022 because of a material weakness in our internal control over financial reporting described below.

Previously Reported Material Weakness

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for certain complex features of the Class A ordinary shares, and the presentation of earnings per share was not effectively designed or maintained. This material weakness resulted in the restatement of the Company’s interim financial statements for the quarter ended June 30, 2021. Additionally, this material weakness could result in a misstatement of the carrying value of complex financial instruments, and related accounts and disclosures, and presentation of earnings per share that would result in a material misstatement of the financial statements that would not be prevented or detected on a timely basis. As a result, our management performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with generally accepted in the United States of America. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, our financial position, result of operations and cash flows of the periods presented. Management understands that the accounting standards applicable to our financial statements are complex and has since the inception of the Company benefited from the support of experienced third-party professionals with whom management has regularly consulted with respect to accounting issues. Management intends to continue to further consult with such professionals in connection with accounting matters.

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

Changes in Internal Control over Financial Reporting

Other than the actions we are taking to remediate the material weakness described above, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.Legal Proceedings

None.

Item 1A.  Risk Factors

Except as set forth below, as of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in Part I, Item 1A, Risk Factors, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Changes in laws or regulations, or a failure to comply with any laws or regulations, may adversely affect our business, investments and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete an initial business combination, and results of operations.

On March 30, 2022, the SEC issued proposed rules relating to, among other items, enhancing disclosures in business combination transactions involving SPACs and private operating companies; amending the financial statement requirements applicable to transactions involving shell companies; and increasing the potential liability of certain participants in proposed business combination transactions. These rules, if adopted, whether in the form proposed or in revised form, may materially adversely affect our ability to negotiate and complete our initial business combination and may increase the costs and time related thereto.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities.

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

32.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
*	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

PART III

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 13, 2022	FIFTH WALL ACQUISITION CORP. III
	By:	/s/ Brendan Wallace
	Name:	Brendan Wallace
	Title:	Chief Executive Officer (Principal Executive Officer)

Dated: May 13, 2022

	By:	/s/ Andriy Mykhaylovskyy
	Name:	Andriy Mykhaylovskyy
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)