Form 10-Q
period 2022-09-30
Fifth Wall Acquisition Corp. III
filed 2022-11-10
CIK 1847874

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pu rsu
ant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Exchange Act).    Yes  ☒    No  ☐
As of November 10
, 2022, 28,407,000 Class A ordinary shares, par value $0.0001 per share, and 6,875,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

FIFTH WALL ACQUISITION CORP. III

Form 10-Q

For the Quarter Ended September 30, 2022

		Page
PART I. FINANCIAL INFORMATION
Item 1.	Condensed Financial Statements	1
	Condensed Balance Sheets as of September 30, 2022 (Unaudited) and December 31, 2021	1
	Unaudited Condensed Statements of Operations for the three months ended September 30, 2022 and 2021, for the nine months ended September 30, 2022 and for the period from February 19, 2021 (inception) through September 30, 2021	2
	Unaudited Condensed Statements of Changes in Shareholders’ Deficit for the three and nine months ended September 30, 2022, for the three months ended September 30, 2021 and for the period from February 19, 2021 (inception) through September 30, 2021	3
	Unaudited Condensed Statements of Cash Flows for the nine months ended September 30, 2022 and for the period from February 19, 2021 (inception) through September 30, 2021	4
	Notes to Unaudited Condensed Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22
Item 4.	Controls and Procedures	22
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	22
Item 1A.	Risk Factors	22
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	22
Item 3.	Defaults Upon Senior Securities	23
Item 4.	Mine Safety Disclosures	23
Item 5.	Other Information	23
Item 6.	Exhibits	23
PART III		24
SIGNATURES		24

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements
FIFTH WALL ACQUISITION CORP. III
CONDENSED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(Unaudited)
Assets:
Current assets:
Cash	$463,389	$737,986
Prepaid expenses	509,250	1,121,860

Total current assets	972,639	1,859,846
Investments held in Trust Account	276,005,944	275,012,561

Total Assets	$276,978,583	$276,872,407

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit:
Current liabilities:
Accounts payable	$235,107	$87,097
Accrued expenses	232,529	212,704

Total current liabilities	467,636	299,801
Deferred underwriting commissions	9,625,000	9,625,000

Total liabilities	10,092,636	9,924,801

Commitments and Contingencies

Class A ordinary shares subject to possible redemption, $ 0.0001 par value; 27,500,000 at redemption value of approximately $10.033 and $10.000 per share as of September 30, 2022 and December 31, 2021, respectively	275,905,944	275,000,000

Shareholders’ Deficit:
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding as of September 30, 2022 and December 31, 2021	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 907,000 shares issued and outstanding (excluding 27,500,000 shares subject to possible redemption) as of September 30, 2022 and December 31, 2021	91	91
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 6,875,000 shares issued and outstanding as of September 30, 2022 and December 31, 2021	688	688
Additional paid-in capital	—	—
Accumulated deficit	(9,020,776)	(8,053,173)

Total shareholders’ deficit	(9,019,997)	(8,052,394)

Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$276,978,583	$276,872,407

The accompanying notes are an integral part of these unaudited condensed financial statements.

FIFTH WALL ACQUISITION CORP. III
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For The Three Months Ended September 30,		For the Nine Months Ended September 30, 2022	For the Period from February 19, 2021 (inception) Through September 30, 2021
	2022	2021

General and administrative expenses	$279,513	$330,781	$897,543	$652,527
General and administrative expenses - related party	52,500	30,000	157,500	44,000

Loss from operations	(332,013)	(360,781)	(1,055,043)	(696,527)
Other income:
Income from investments held in Trust Account	861,992	5,727	993,384	5,727

Net income (loss)	$529,979	$(355,054)	$(61,659)	$(690,800)

Weighted average number of shares outstanding of Class A ordinary shares	28,407,000	28,407,000	28,407,000	16,473,466

Basic and diluted net income (loss) per share, Class A ordinary shares	$0.02	$(0.01)	$(0.00)	$(0.03)

Weighted average number of shares outstanding of Class B ordinary shares	6,875,000	6,875,000	6,875,000	6,612,443

Basic and diluted net income (loss) per share, Class B ordinary shares	$0.02	$(0.01)	$(0.00)	$(0.03)

The accompanying notes are an integral part of these unaudited condensed financial statements.

FIFTH WALL ACQUISITION CORP. III
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Ordinary shares				Additional Paid- i n Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance - December 31, 2021	907,000	$91	6,875,000	$688	$—	$(8,053,173)	$(8,052,394)
Net loss	—	—	—	—	—	(352,885)	(352,885)

Balance - March 31, 2022 (Unaudited)	907,000	91	6,875,000	688	—	(8,406,058)	(8,405,279)
Net loss	—	—	—	—	—	(238,753)	(238,753)
Increase in redemption value of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(43,954)	(43,954)

Balance - June 30, 2022 (Unaudited)	907,000	91	6,875,000	688	—	(8,688,765)	(8,687,986)
Net income	—	—	—	—	—	529,979	529,979
Increase in redemption value of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(861,990)	(861,990)

Balance - September 30, 2022 (Unaudited)	907,000	$91	6,875,000	$688	$—	$(9,020,776)	$(9,019,997)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021 AND FOR THE PERIOD FROM
FEBRUARY 19, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

	Ordinary shares				Additional Paid- i n Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance - February 19, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	—	—	7,187,500	719	24,281	—	25,000
Net loss	—	—	—	—	—	(25,306)	(25,306)

Balance - March 31, 2021 (Unaudited)	—	—	7,187,500	719	24,281	(25,306)	(306)
Sale of private placement shares to Sponsor	907,000	91	—	—	9,069,909	—	9,070,000
Accretion of Class A ordinary shares subject to possible redemption amount	—	—	—	—	(9,094,190)	(7,005,176)	(16,099,366)
Net loss	—	—	—	—	—	(310,439)	(310,439)

Balance - June 30, 2021 (Unaudited)	907,000	91	7,187,500	719	—	(7,340,921)	(7,340,111)
Forfeiture of Class B ordinary shares	—	—	(312,500)	(31)	31	—	—
Subsequent measurement of Class A ordinary shares subject to redemption against additional paid-in capital and accumulated deficit	—	—	—	—	(31)	52,584	52,553
Net loss	—	—	—	—	—	(355,054)	(355,054)

Balance - September 30, 2021 (Unaudited)	907,000	$91	6,875,000	$688	$—	$(7,643,391)	$(7,642,612)

The accompanying notes are an integral part of these unaudited condensed financial statements.

FIFTH WALL ACQUISITION CORP. III
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended September 30, 2022	For the Period from February 19, 2021 ( i nception) Through September 30, 2021
Cash Flows from Operating Activities:
Net loss	$(61,659)	$(690,800)
Adjustments to reconcile net loss to net cash used in operating activities:
General and administrative expenses paid by Sponsor in exchange for issuance of Class B ordinary shares	—	25,000
Income from investments held in Trust Account	(993,384)	(5,727)
Changes in operating assets:
Prepaid expenses	612,610	(1,355,844)
Accounts payable	148,010	73,920
Accrued expenses	19,826	70,000

Net cash used in operating activities	(274,597)	(1,883,451)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	—	(275,000,000)

Net cash used in investing activities	—	(275,000,000)

Cash Flows from Financing Activities:
Repayment of note payable to related party	—	(108,892)
Proceeds from note payable to related party	—	108,892
Proceeds received from private placement	—	9,070,000
Proceeds received from initial public offering, gross	—	275,000,000
Offering costs paid	—	(6,341,403)

Net cash provided by financing activities	—	277,728,597

Net change in cash	(274,597)	845,146

Cash - beginning of the period	737,986	—

Cash - end of the period	$463,389	$845,146

Supplemental disclosure of noncash financing activities:
Offering costs included in accounts payable	$—	$80,409
Deferred Underwriting commissions in connection with the initial public offering	$—	$9,625,000

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
As of September 30, 2022, the Company had not commenced any operations. All activity for the period from February 19, 2021 (inception) through September 30, 2022 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below and seeking a Business Combination following the Initial Public Offering. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering (as defined below).
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

FIFTH WALL ACQUISITION CORP. III
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay income taxes). The per-share
amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 5).
These redeemable Public Shares were classified as temporary equity in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.” The Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon consummation of such a Business Combination and only if a majority of the ordinary shares, represented in person or by proxy and entitled to vote thereon, voted at a shareholder meeting are voted in favor of the Business Combination. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to the amended and restated memorandum and articles of association which the Company adopted upon the consummation of the Initial Public Offering (the “Amended and Restated Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transactions is required by law, or the Company decides to obtain shareholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or vote at all. If the Company seeks shareholder approval in connection with a Business Combination, the initial shareholders (as defined below) agreed to vote their Founder Shares (as defined below in Note 4) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the initial shareholders agreed to waive their redemption rights with respect to their Founder Shares, Private Placement Shares and Public Shares in connection with the completion of a Business Combination.
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
Liquidity and Going Concern Consideration
As of September 30, 2022, the Company had approximately $463,000 in its operating bank account and working capital of approximately $505,000.
The Company’s liquidity needs through September 30, 2022 have been satisfied through a payment of $25,000 by the Sponsor to cover for certain expenses in exchange for the issuance of the Founder Shares (as defined in Note 4), the loan of approximately $109,000 from the Sponsor pursuant to the Note (see Note 4), and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Company fully repaid the Note on May 28, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 4). As of September 30, 2022 and December 31, 2021, there were no amounts outstanding under any Working Capital Loan.
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
Certain disclosures included in the annual financial statements have been condensed or omitted from these financial statements as they are not required for interim financial statements under GAAP and the rules of the SEC. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022 or any future period.
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of September 30, 2022 and December 31, 2021.

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
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. As of September 30, 2022 and December 31, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.
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

FIFTH WALL ACQUISITION CORP. III
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

upon the completion of the Initial Public Offering. The
Company
classifies deferred underwriting commissions as
non-current
liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.
Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares
are classified as shareholders’ equity. As part of the Private Placement, the Company issued 907,000 shares of Class A ordinary shares to the Sponsor. These Private Placement Shares will not be transferable, assignable or salable until 30 days after the completion of the initial business combination, as such are considered non-redeemable
and presented as permanent equity in the Company’s condensed balance sheets. The Company’s redeemable Class A ordinary shares sold as part of the Initial Public Offering, feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, 27,500,000 Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit equity section of the Company’s condensed balance sheets.
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
Net Income (Loss) per Ordinary Share
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
The following tables present a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per ordinary share for each class of ordinary shares:

	For the Three Months Ended September 30, 2022		For the Nine Months Ended September 30, 2022
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per ordinary share:
Numerator:
Allocation of net income (loss)	$426,708	$103,271	$(49,644)	$(12,015)

Denominator:
Basic and diluted weighted average ordinary shares outstanding	28,407,000	6,875,000	28,407,000	6,875,000

Basic and diluted net income (loss) per ordinary share	$0.02	$0.02	$(0.00)	$(0.00)

FIFTH WALL ACQUISITION CORP. III
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

	For the Three Months Ended September 30, 2021		For the Period from February 19, 2021 ( i nception) Through September 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net loss per ordinary share:
Numerator:
Allocation of net loss	$(285,869)	$(69,185)	$(492,936)	$(197,864)

Denominator:
Basic and diluted weighted average ordinary shares outstanding	28,407,000	6,875,000	16,473,466	6,612,443

Basic and diluted net loss per ordinary share	$(0.01)	$(0.01)	$(0.03)	$(0.03)

Income Taxes
FASB ASC Topic 740, “Income Taxes,” prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not
to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
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
In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into shares of the post Business Combination entity at a price of $10.00 per share. The shares would be identical to the Private Placement Shares. As of September 30, 2022 and December 31, 2021, the Company had no outstanding borrowing under the Working Capital Loan.

FIFTH WALL ACQUISITION CORP. III
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Administrative Services Agreement
The Company entered into an Administrative Support Agreement (the “Administrative Support Agreement”) with Fifth Wall Ventures Management, LLC (“Management Company”) pursuant to which it agreed to pay Management Company a total of up to $17,500 per month for office space and professional, secretarial, administrative and support services provided to the Company. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three months ended September 30, 2022 and 2021, the Company incurred expenses of approximately $53,000 and $30,000, respectively, under this agreement. For the nine months ended September 30, 2022 and the period from February 19, 2021 (inception) through September 30, 2021, the Company incurred expenses of approximately $158,000 and $44,000, respectively, under this agreement. As of September 30, 2022 and December 31, 2021, the Company had approximately $232,000 and $74,000, respectively, in balance outstanding for services in connection with such agreement on the accompanying condensed balance sheets.
In addition, the Sponsor, officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket
expenses incurred in connection with activities on the Company’s behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. The Company’s audit committee will review on a quarterly basis all payments that were made to the Sponsor, officers or directors, or the Company’s or their affiliates. Any such payments prior to an initial Business Combination will be made from funds held outside the Trust Account. No such amounts were reimbursed or accrued for as of September 30, 2022 and December 31, 2021.
NOTE 5. COMMITMENTS AND CONTINGENCIES
Registration and Shareholder Rights
The holders of Founder Shares, Private Placement Shares and Private Placement Shares that may be issued upon conversion of Working Capital Loans, were entitled to registration rights pursuant to a registration and shareholder rights agreement signed upon consummation of the Initial Public Offering. The holders of these securities were entitled to make up to three
demands, excluding short form demands, that the Company registered such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the Company’s completion of its Business Combination. However, the registration and shareholder rights agreement provide that the Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lock-up
period, which occurs (i) in the case of the Founder Shares, in accordance with the letter agreement the Company’s initial shareholders entered into and (ii) in the case of the Private Placement Shares, 30 days after the completion of the Company’s Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements. As of September 30, 2022 and December 31, 2021, there were no amounts incurred or accrued for such expenses.
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

FIFTH WALL ACQUISITION CORP. III
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
NOTE 6 - CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION
Some of the Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 200,000,000 shares of Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of September 30, 2022 and December 31, 2021, there were 28,407,000 shares of Class A ordinary shares outstanding, of which 27,500,000 shares were subject to possible redemption and are classified outside of permanent equity in the condensed balance sheets.
The Class A ordinary shares subject to possible redemption reflected on the condensed balance sheets are reconciled on the following table:

Gross proceeds	$275,000,000
Less:
Offering costs allocated to Class A ordinary shares subject to possible redemption	(16,046,813)
Plus:
Accretion of carrying value to redemption value	16,046,813

Class A ordinary shares subject to possible redemption as of December 31, 2021	275,000,000
Increase in redemption value of Class A ordinary shares subject to possible redemption	43,954

Class A ordinary shares subject to possible redemption as of June 30, 2022	275,043,954
Increase in redemption value of Class A ordinary shares subject to possible redemption	861,990

Class A ordinary shares subject to possible redemption as of September 30, 2022	$275,905,944

NOTE 7. SHAREHOLDERS’ DEFICIT
Preference Shares
-The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share. As of September 30, 2022 and December 31, 2021, there were no preference shares issued or outstanding.
Class
 A Ordinary Shares-
The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of September 30, 2022 and December 31, 2021, there were 28,407,000 Class A ordinary shares outstanding, of which 27,500,000 shares are classified as temporary equity (see Note 6).
Class
 B Ordinary Shares
- The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of September 30, 2022 and December 31, 2021, there were 6,875,000 Class B ordinary shares issued and outstanding (see Note 4).

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
NOTE 8. FAIR VALUE MEASUREMENTS
The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021 by level within the fair value hierarchy:

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)

Description
Assets - Investments held in Trust Account - Money Market Fund
September 30, 2022	$276,005,944	$—	$—
December 31, 2021	$275,012,561	$—	$—
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

As of September 30, 2022, the Company had not commenced any operations. All activity for the period from February 19, 2021 (inception) through September 30, 2022 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below and seeking a Business Combination following the Initial Public Offering. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non- operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

Results of Operations

Our entire activity from February 19, 2021 (inception) through September 30, 2022 was in preparation for our formation, the Initial Public Offering and, thereafter, seeking an initial Business Combination. We will not be generating any operating revenues until the closing and completion of our initial Business Combination.

For the three months ended September 30, 2022, we had a net income of approximately $530,000, which consisted of approximately $862,000 in income from investments held in Trust Account, partially offset by approximately $280,000 of general and administrative expenses, and approximately $53,000 in related party general and administrative expenses.

For the three months ended September 30, 2021, we had a net loss of approximately $355,000, which consisted of approximately $331,000 of general and administrative expenses and $30,000 in related party general and administrative expenses, partially offset by approximately $6,000 in income from investments held in Trust Account.

For the nine months ended September 30, 2022, we had a net loss of approximately $62,000, which consisted of approximately $898,000 of general and administrative expenses, and approximately $158,000 in related party general and administrative expenses, partially offset by approximately $993,000 in income from investments held in Trust Account.

For the period from February 19, 2021 (inception) through September 30, 2021, we had a net loss of approximately $691,000, which consisted of approximately $653,000 of general and administrative expenses and $44,000 in related party general and administrative expenses, partially offset by approximately $6,000 in income from investments held in Trust Account.

Liquidity and Going Concern Consideration

As of September 30, 2022, the Company had approximately $463,000 in its operating bank account and working capital of approximately $505,000.

The Company’s liquidity needs through September 30, 2022 have been satisfied through a payment of $25,000 by the Sponsor to cover for certain expenses in exchange for the issuance of the Founder Shares, the loan of approximately $109,000 from the Sponsor pursuant to the Note, and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Company fully repaid the Note on May 28, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans. As of September 30, 2022 and December 31, 2021, there were no amounts outstanding under any Working Capital Loan.

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

Off-Balance Sheet Arrangements

As of September 30, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

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

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2022.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

There have been no material changes to the risk factors disclosed in Part I, Item 1A, Risk Factors, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 and Part II, Item 1A, Risk Factors, of our Quarterly Reports on Form 10-Q for the periods ended March 31, 2022. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit Number	Description

3.1	Amended and Restated Memorandum and Articles of Association of the Company, effective May 24, 2021 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 28, 2021).

31.1	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

Dated: November 10, 2022	FIFTH WALL ACQUISITION CORP. III

	By:	/s/ Brendan Wallace
	Name:	Brendan Wallace
	Title:	Chief Executive Officer (Principal Executive Officer)

Dated: November 10, 2022

	By:	/s/ Andriy Mykhaylovskyy
	Name:	Andriy Mykhaylovskyy
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)