Form 10-K
period 2022-12-31
Fifth Wall Acquisition Corp. III
filed 2023-04-07
CIK 1847874

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM

TO

Commission File
Number 001-40415

Fifth Wall Acquisition Corp. III
(Exact name of Registrant as specified in its Charter)

Cayman Islands	98-1583957
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1 Little West 12th Street, 4th Floor New York, New York	10014
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code:
(408) 829-3134
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A ordinary shares, par value $0.0001	FWAC	The Nasdaq Stock Market LLC
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐
Indicate

by check mark whether the Registrant is a shell company (as defined in
Rule 12b-2
of the Exchange Act).     YES  ☒    NO  ☐
As of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of common equity held by non-affiliates
was $267,575,000.
As of March 22
, 2023,
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

i

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

“Fifth Wall Acquisition Corp. II” is a special purpose acquisition company, which, on February 28, 2022 has requested withdrawal of its Registration Statement on Form S-1 because it is not currently pursuing a public offering of securities.

“Founder Investor” is Light BCTO Ltd., a British Virgin Islands company, which is an Affiliate of EE Capital Pte. Ltd., a limited partner of funds affiliated with Fifth Wall.

“founders” are Brendan Wallace, co-founder and Managing Partner at Fifth Wall, and Andriy Mykhaylovskyy, Managing Partner and Chief Operating Officer at Fifth Wall.

“IPO” refers to that the initial public offering of the Company, as filed on a registration statement on Form S-1 (File No. 333-255292) that was declared effective by the U.S. Securities and Exchange Commission on May 24, 2021.

“management” or “our management team” are our executive officers and directors.

“Merger” means the transactions contemplated by the Merger Agreement, including the Domestication and the Mergers.

“Mergers” refers to: (A) the merger of Merger Sub with and into MIC in accordance with the MGCL (the “First Merger”), with MIC continuing as the surviving entity (the “First-Step Surviving Company”) and (B) immediately following the effectiveness of the First Merger, the merger of the First-Step Surviving Company with and into Surviving Pubco in accordance with the MGCL (the “Second Merger”), in each case, pursuant to the terms of the Merger Agreement.

“Merger Agreement” means that Agreement and Plan of Merger, dated December 13, 2022, by and among, the Company, Queen Merger Corp. I, a Maryland corporation and a wholly-owned subsidiary of the Company (“Merger Sub”), and Mobile Infrastructure Corporation, a Maryland corporation (“MIC”).

“ordinary shares” are our Class A ordinary shares and our Class B ordinary shares (for the avoidance of doubt, Class B ordinary shares are not “Public Shares”).

“Private Placement Shares” are the 907,000 Class A ordinary shares issued to our sponsor in a private placement simultaneously with the closing of our IPO and upon conversion of working capital loans, if any.

“Public Shares” are our Class A ordinary shares sold in our IPO (whether they are purchased in the IPO or thereafter in the open market).

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

“sponsor” is Fifth Wall Acquisition sponsor III LLC, a Cayman Islands limited liability company, which is an Affiliate of Fifth Wall.

“Trust Account” means a trust account, with Continental Stock Transfer & Trust Company acting as trustee, to maintain the $275,000,000 of the net proceeds from the IPO and the Private Placement (which includes the underwriters’ deferred discount of $9,625,000, which has subsequently been waived by the underwriters).

SUMMARY OF RISK FACTORS

An investment in our securities involves a high degree of risk. The following is a summary of the principal factors that make an investment in our securities speculative or risky, all of which are more fully described below in the section titled “Risk Factors.” This summary should be read in conjunction with the “Risk Factors” section and should not be relied upon as an exhaustive summary of the material risks facing our business. In addition to the following summary, you should consider the information set forth in the “Risk Factors” section and the other information contained in this Annual Report before investing in our securities:

•	We are a blank check company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

•

After our initial business combination, it is possible that a majority of our directors and officers will live outside the United States and all of our assets will be located outside the United States; therefore investors may not be able to enforce federal securities laws or their other legal rights.

•	Past performance by Fifth Wall, including our management team, may not be indicative of future performance of an investment in us.

•

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the COVID-19 pandemic and the status of debt and equity markets.

•	Our initial business combination or reincorporation may result in taxes imposed on shareholders.

•

Our public shareholders may not be afforded an opportunity to vote on our proposed business combination, which means we may consummate our initial business combination even though a majority of our public shareholders do not support such a combination.

•	Your only opportunity to affect the investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash.

•	If we are unable to complete our initial business combination, our public shareholders may only receive $10.00 per ordinary share or even less on our redemption.

•	If we seek shareholder approval of our initial business combination, our sponsor has agreed to vote in favor of such initial business combination, regardless of how our public shareholders vote.

•

The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into our initial business combination with a target.

•	The ability of a large number of our shareholders to exercise redemption rights may not allow us to consummate the most desirable business combination or optimize our capital structure.

•

The requirement that we complete our initial business combination within 24 months from the closing of our IPO may give potential target businesses leverage over us in negotiating our initial business combination.

•

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

•

If we seek shareholder approval of our business combination, our sponsor, directors, officers, advisors and their affiliates may elect to purchase shares from shareholders, in which case they may influence a vote in favor of a proposed business combination that you do not support.

•

We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete our initial business combination with which a substantial majority of our shareholders do not agree.

•

If a shareholder fails to receive notice of our offer to redeem our Public Shares in connection with our initial business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

•

You will not have any rights or interests in funds from the Trust Account, except under certain limited circumstances. To liquidate your investment, therefore, you may be forced to sell your Public Shares, potentially at a loss.

•	Our securities may not continue to be listed on Nasdaq in the future, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

•	You will not be entitled to protections normally afforded to investors of many other blank check companies.

•

As the number of special purpose acquisition companies increases, there may be more competition to find an attractive target for an initial business combination. This could increase the costs associated with completing our initial business combination and may result in our inability to find a suitable target for our initial business combination.

•	If the funds being held in the Trust Account are insufficient to allow us to operate for at least the next 24 months, we may be unable to complete our initial business combination.

•

Unlike some other similarly structured special purpose acquisition companies, our sponsor will receive additional Class A ordinary shares if we issue certain shares to consummate an initial business combination.

•

Our executive officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses.

•

Fifth Wall and each of our officers and directors presently have, and any of them in the future may have additional, fiduciary or contractual or other obligations to other entities and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

•	Our executive officers, directors, sponsor and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

•

Because we are incorporated under the laws of the Cayman Islands, you may face difficulties in protecting your interests, and your ability to protect your rights through the U.S. federal courts may be limited.

•

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

Initial Public Offering

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

A total of $275,000,000 of the net proceeds from the IPO and the Private Placement (which includes the underwriters’ deferred discount of $9,625,000, which has subsequently been waived by the underwriters) was placed in a trust account, with Continental Stock Transfer & Trust Company acting as trustee (the “Trust Account”). Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its franchise and income tax obligations, the funds held in the Trust Account will not be released from the Trust Account until the earliest of: (1) the completion of the Company’s initial business combination; (2) the redemption of the Public Shares properly submitted in connection with a shareholder vote to amend the Company’s Amended Articles (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the Company’s initial business combination or to redeem 100% of the Public Shares if the Company has not complete its initial business combination within 24 months from the closing of our IPO or (B) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity; and (3) the redemption of the Public Shares if the Company has not completed its initial business combination within 24 months from the closing of our IPO, subject to applicable law.

Proposed Merger

On December 13, 2022, the Company (together with its successors, including after the Domestication (as defined below)), entered into an agreement and plan of merger (as it may be amended, supplemented or otherwise modified from time to time, the “Merger Agreement”), by and among the Company, Queen Merger Corp. I, a Maryland corporation and a wholly-owned subsidiary of the Company (“Merger Sub”), and Mobile Infrastructure Corporation, a Maryland corporation (“MIC”). The transactions set forth in the Merger Agreement, including the Mergers (defined below), will constitute an “initial business combination” as contemplated by the Amended and Restated Memorandum and Articles of Association and is referred to herein as the “Merger”.

On March 23, 2023, the Company, Merger Sub and MIC entered into the First Amendment to the Agreement and Plan of Merger (the “First Amendment”) to, among other things, clarify the intended tax treatment of the Merger, expand the size of the post-closing board of directors, and revise certain pre-closing reorganizational steps of MIC affiliates.

The Mergers

The Merger Agreement provides for, among other things, the following transactions: (i) the Company will transfer by way of continuation from the Cayman Islands to the State of Maryland and will domesticate by means of a corporate conversion (the “Domestication”) to a Maryland corporation (“Surviving Pubco”) in accordance with Title 3, Section 9 of the Maryland General Corporation Law, as amended (the “MGCL”), and Part XII of the Cayman Islands Companies Act (as revised), and, in connection with the Domestication, (A) each then issued and outstanding Class A ordinary share, par value $0.0001 per share, of the Company (the “Class A Shares”) will convert automatically, on a one-for-one basis, into one share of common stock, par value $0.0001, of Surviving Pubco (the “Surviving Pubco Shares”); and (B) each then issued and outstanding Class B ordinary share, par value $0.0001 per share, of the Company will convert automatically, on a one-for-one basis, into one Surviving Pubco Share; and (ii) following the Domestication, (A) Merger Sub will merge with and into MIC in accordance with the MGCL (the “First Merger”), with MIC continuing as the surviving entity (the “First-Step Surviving Company”) and (B) immediately following the effectiveness of the First Merger, the First-Step Surviving Company will merge with and into Surviving Pubco in accordance with the MGCL (the “Second Merger” and, together with the First Merger, the “Mergers”), with Surviving Pubco continuing as the surviving entity (the “Second-Step Surviving Company”).

Lock-up Agreements

Sponsor Lock-up Agreement

Concurrently with the execution of the Merger Agreement, our sponsor, MIC and the Company entered into a lock-up agreement (“Sponsor Lock-up Agreement”). Pursuant to the Sponsor Lock-up Agreement, our sponsor agreed, among other things, that its shares received in exchange for the Class A Shares in the Mergers, may not be transferred until, subject to certain customary exceptions, the earlier to occur of (a) six (6) months following the consummation of the transactions contemplated by the Merger Agreement (the “Closing”) and (b) the date after the Closing on which the Company completes a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of the Company’s shareholders having the right to exchange their equity holdings in the Company for cash, securities or other property.

Seller Lock-up Agreement

Concurrently with the execution of the Merger Agreement, certain security holders of MIC (“MIC Holders”), the Company and MIC entered into a lock-up agreement (“Seller Lock-up Agreement”). Pursuant to the Seller Lock-up Agreement, MIC Holders agreed, among other things, that their shares of Surviving Pubco Shares received in exchange for their shares of MIC Common Stock may not be transferred until, subject to certain customary exceptions, the earlier to occur of (a) six (6) months following Closing and (b) the date after the Closing on which the Company completes a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of the Company’s shareholders having the right to exchange their equity holdings in the Company for cash, securities or other property.

Sponsor Agreement

Concurrently with the execution of the Merger Agreement, the Company also entered into a Sponsor Agreement (the “Sponsor Agreement”) with our sponsor, and certain holders of the Company’s Class B ordinary shares, par value $0.0001 per share (the “Class B Holders”), whereby our sponsor and the Class B Holders, have agreed to waive certain of their anti-dilution and conversion rights with respect to their Class B ordinary shares (such shares, together with any Class A Shares or Surviving Pubco Shares issuable upon conversion thereof, the “Founder Shares”). Our sponsor also has agreed to certain restrictions with respect to its Founder Shares, as follows: (a) 1,658,750 Founder Shares will vest at such time as the aggregate volume-weighted average price per Surviving Pubco Share for any 5-consecutive trading day period after the date on which the Closing occurs (the “Closing Date”) equals or exceed $16.00 per share (provided that such Founder Shares will be cancelled if the Founder Shares have not vested prior to December 31, 2026), (b) 1,658,750 Founder Shares will vest at such time as the aggregate volume-weighted average price per Surviving Pubco Share for any 5-consecutive trading day period after the Closing Date equals or exceeds $20.00 per share (provided that such Founder Shares will be cancelled if the Founder Shares have not vested prior to December 31, 2028), (c) our sponsor will deliver to the Company for cancellation and for no consideration 1,375,000 Founder Shares and any portion of 2,062,500 Founder Shares not transferred to third-party investors in connection with the Closing, and (d) if the aggregate cash proceeds generated from additional Subscription Agreements (defined below) entered into with other investors ( the “PIPE Investments”) (excluding the Initial PIPE Investment (defined below) and PIPE Investments by MIC’s directors, officers and affiliates) and any other third-party financing (other than debt financing) to be funded at the Closing are less than $40,000,000, our sponsor will deliver to the Company for cancellation and for no consideration 1,375,000 Founder Shares, which number of shares shall be reduced to 1,000,000 Founder Shares if such cash proceeds at Closing equal or exceed $40,000,000 but are less than $50,000,000. If earlier, the Founder Shares described in the foregoing clauses (a) and (b) shall vest on the date after the Closing on which Surviving Pubco (or its successors) completes a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of Surviving Pubco’s (or its successor’s) stockholders having the right to exchange their Surviving Pubco Shares for cash, securities or other property.

PIPE Investment (Private Placement)

Concurrently with the execution of the Merger Agreement, the Company entered into a subscription agreement (the “Subscription Agreement”) with each of Harvest Small Cap Partners, L.P. and Harvest Small Cap Partners Master, Ltd.(collectively, the “Initial PIPE Investor”), pursuant to which, among other things, the Initial PIPE Investor has agreed to subscribe for and purchase, and the Company has agreed to issue and sell to the Initial PIPE Investor an aggregate of 1,200,000 Surviving Pubco Shares for a purchase price of $10.00 per 1.2 shares, on the terms and subject to the conditions set forth therein (the “Initial PIPE Investment”). The Subscription Agreement contains customary representations and warranties of the Company, on the one hand, and the Initial PIPE Investor, on the other hand, and customary conditions to closing, including the consummation of the transactions contemplated by the Merger Agreement. Surviving Pubco Shares to be issued and sold to the Initial PIPE Investor pursuant to the Subscription Agreement will not be registered under the Securities Act, in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder. The Subscription Agreement provides the Initial PIPE Investor with certain customary registration rights. The Subscription Agreement further provides that one-sixth of the Surviving Pubco Shares issued to the PIPE Investors will be subject to certain transfer restrictions.

Support Agreements

Color Up Support Agreement

Concurrently with the execution of the Merger Agreement, the Company and Color Up, LLC, a Delaware limited liability company (“Color Up”), entered into an agreement (the “Color Up Support Agreement”) pursuant to which Color Up agreed to vote its shares of MIC Common Stock (i) in favor of the Mergers and the transactions contemplated by the Merger Agreement, (ii) in favor of any proposal to adjourn a meeting of the MIC stockholders at which there is a proposal to adopt the Merger Agreement if there are not sufficient votes to adopt the proposals described in clause (i) above or if there are not sufficient shares of MIC’s common stock present in person or represented by proxy to constitute a quorum, (iii) against any merger, purchase of all or substantially all of the MIC’s assets or other business combination transaction (other than the Merger Agreement), (iv) subject to certain exceptions, in any circumstances upon which a consent or other approval is required under MIC’s Charter or otherwise sought with respect to the Merger Agreement (including the Mergers), to vote, consent or approve all of Color Up’s MIC Common Stock held at such time in favor thereof, (v) against and withhold consent with respect to any merger, purchase of all or substantially all of MIC’s assets or other business combination transaction (other than the Merger Agreement), (vi) against any proposal, action or agreement that would impede, frustrate, prevent or nullify any provision of the Color Up Support Agreement, the Merger Agreement, or the Mergers, and (vii) in favor of any proposal to amend the Third Amended and Restated Limited Partnership Agreement of Mobile Infra Operating Partnership, L.P. (including the conversion to a limited liability company, the “LLCA”), as contemplated by the Merger Agreement. The Color Up Support Agreement also contains customary termination provisions.

HS3 Support Agreement

Concurrently with the execution of the Merger Agreement, the Company and HSCP Strategic III, L.P., a Delaware limited partnership (“HS3”), entered into an agreement (as amended by the First Amendment, the “A&R HS3 Support Agreement”) pursuant to which HS3 agreed to, among other things, enter into the LLCA in connection with the consummation of the Merger. The A&R HS3 Support Agreement also contains customary termination provisions.

Additional information regarding MIC and the Merger is available in the proxy statement/prospectus most recently filed by the Company with the SEC on January 13, 2023.

Business Strategy

Our strategy is to identify and acquire businesses within the sectors in which Fifth Wall invests, with a focus on later-stage companies with high quality growth fundamentals and strong market dynamics, whose pace of growth can benefit from our operational expertise and differentiated distribution capabilities. Our management expects to benefit from Fifth Wall’s experience as one of the largest and most active venture investors at the intersection of real estate and technology and its proven track record with deep experience in investing, operations and technology as well as a global consortium of real estate partners representing almost every real estate sector and every major geography. In the event that the Merger is not consummated, we intend to leverage our sponsor’s expertise and extensive network of strategic LPs, portfolio companies, real estate relationships and reputation in the real estate technology sector to identify alternative investment opportunities with meaningful near term growth potential that can generate attractive risk-adjusted returns for our shareholders.

While we may pursue an acquisition opportunity in any business, industry, sector or geographical location, in the event that the Merger is not consummated, we intend to focus on industries both inside and outside of the United States that complement our management team’s background, and to capitalize on the ability of our management team to identify and acquire a business focusing on verticals of the real estate industry, as well as the adjacent industries that collectively make up the human-made environment that provides the setting for human activity, ranging in scale from buildings to cities and beyond, which we call the “Built World.” Fifth Wall Acquisition Corp. II also intends to focus on these so-called “proptech” companies, focusing specifically on proptech companies serving the residential real estate industry. As such, if any officer or director serving Fifth Wall Acquisition Corp. II or Fifth Wall Acquisition Corp. III becomes aware of a business combination opportunity with a proptech company serving the residential real estate industry (and no other parties to which such officers or directors may owe any fiduciary, contractual or other obligations, including in the case of officers and directors associated or affiliated with Fifth Wall, wish to pursue such opportunity), such officers and directors will present the opportunity to Fifth Wall Acquisition Corp. II. In all other cases, the opportunity will be first presented to Fifth Wall Acquisition Corp. III.

Sources of Target Businesses

Certain members of our management team have spent significant portions of their careers working with businesses in the proptech industry and have developed a wide network of professional services contacts and business relationships in that industry. The members of our board of directors also have significant executive management and public company experience with proptech companies. In the event that the Merger is not consummated, our process of identifying acquisition targets will leverage our management team’s industry experiences, demonstrated deal sourcing capabilities and broad and deep network of relationships, including executives and management teams, private equity groups and other institutional investors, large business enterprises, lenders, investment bankers and other investment market participants, restructuring advisers, consultants, attorneys and accountants, which we believe should provide us with a number of business combination opportunities. We expect that the collective experience, capability and network of our founders, directors and officers, combined with their individual and collective reputations in the investment community, will help to create prospective business combination opportunities in the event that the Merger is not consummated.

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

In the event that the Merger is not consummated, we are not prohibited from pursuing an initial business combination with a business combination target that is affiliated with our sponsor, officers or directors, or from making the acquisition through a joint venture or other form of shared ownership with our sponsor, officers or directors. Although we would not specifically focus on, or target, transactions with affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for a business combination as set forth below and such transaction was approved by a majority of our independent and disinterested directors. In the event that the Merger is not consummated and we seek to complete our initial business combination with (a) a business combination target that is affiliated with our sponsor or any of our officers or directors or (b) a business combination target that we know or should reasonably know is affiliated with a member of our sponsor owning at least 5% of the membership interests in the sponsor, we, or a committee of independent and disinterested directors, would obtain an opinion from an independent investment banking which is a member of FINRA or an independent valuation or appraisal firm, that such an initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.

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

•

High quality fundamentals. We will focus our search on identifying transformative businesses with attractive margins and unit economics in line with best-in-class industry benchmarks, strong growth track record, and limited revenue concentration risks.

•

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

•

Competitive positioning. We will seek to acquire one or more businesses that demonstrate market leadership and / or strong advantages when compared to their competitors, including the potential to disrupt the market through technology driven transformation, defensible proprietary technology, strong adoption rates, and low or manageable risks of technological obsolescence.

•

Attractive risk-adjusted return profile. We intend to focus our efforts on identifying later-stage businesses that we believe have meaningful near term growth opportunity and significant potential for attractive risk-adjusted returns for shareholders, weighing potential growth opportunities and operational improvements in the target business against any identified downside risks.

•

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

•

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

•	Management Team. We will seek to invest in one or more businesses that have proven management teams with a compelling strategy of selling their product and recruiting talent.

•

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

Evaluation of a Target Business and Structuring of Our Initial Business Combination

In the event that the Merger is not consummated, in evaluating a prospective alternative target business, we expect to conduct a thorough due diligence review which may encompass, among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities, as well as a review of financial, operational, legal and other information which will be made available to us. If we determine to move forward with a particular alternative target, we will proceed to structure and negotiate the terms of the alternative business combination transaction.

In the event that the Merger is not consummated, the time required to select and evaluate an alternative target business and to structure and complete our initial business combination, and the costs associated with that process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of, and negotiation with, a prospective target business with which our initial business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination. The company will not pay any consulting fees to members of our management team, or any of their respective affiliates, for services rendered to or in connection with our initial business combination.

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

We anticipate structuring our initial business combination so that the post-transaction company in which our public shareholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our initial business combination such that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the prior owners of the target business, the target management team or shareholders or for other reasons, but in any case, in the event that the Merger is not consummated, we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our shareholders prior to the business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock, shares or other equity interests of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% of net assets test. If the business combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the target businesses and we will treat the target businesses together as the initial business combination for purposes of a tender offer or for seeking shareholders’ approval, as applicable.

We have until May 27, 2023 to complete our initial business combination.

Shareholders May Not Have the Ability to Approve Our Initial Business Combination

The Merger requires the approval of our shareholders; however, in the event the Merger is not consummated, in connection with any proposed alternative initial business combination, we may conduct redemptions without a shareholder vote pursuant to the tender offer rules of the SEC subject to the provisions of our amended and restated memorandum and articles of association. However, we will seek shareholder approval if it is required by law or applicable stock exchange rule, or we may decide to seek shareholder approval for business or other legal reasons.

Under Nasdaq’s listing rules, shareholder approval is required in connection with the Merger. In the event that the Merger is not consummated, in connection with any proposed alternative initial business combination, shareholder approval would be required under Nasdaq’s rules if, for example:

•

we issue (other than in a public offering for cash) ordinary shares that will either (a) be equal to or in excess of 20% of the number of Class A ordinary shares then outstanding or (b) have voting power equal to or in excess of 20% of the voting power then outstanding;

•

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

•	the issuance or potential issuance of ordinary shares will result in our undergoing a change of control.

•	The Companies Act and Cayman Islands law do not currently require, and we are not aware of any other applicable law that will require, shareholder approval of our initial business combination.

•

The decision as to whether we will seek shareholder approval of a proposed business combination in those instances in which shareholder approval is not required by law will be made by us, solely in our discretion, and will be based on business and legal reasons, which include a variety of factors, including, but not limited to:

•

the timing of the transaction, including in the event we determine shareholder approval would require additional time and there is either not enough time to seek shareholder approval or doing so would place the company at a disadvantage in the transaction or result in other additional burdens on the company;

•	the expected cost of holding a shareholder vote;

•	the risk that the shareholders would fail to approve the proposed business combination;

•	other time and budget constraints of the company; and

•	additional legal complexities of a proposed business combination that would be time-consuming and burdensome to present to shareholders.

Redemption Rights for Public Shareholders upon Completion of Our Initial Business Combination

We will provide our shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial business combination, including interest (net of taxes payable), divided by the number of then outstanding Public Shares, subject to the limitations described herein. The amount in the Trust Account is initially anticipated to be $10.00 per Public Share. The per ordinary share amount we will distribute to investors who properly redeem their shares will not be reduced by any deferred underwriting commissions payable to the underwriters. The redemption rights will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. Our sponsor has entered into an agreement with us, pursuant to which it has agreed to (i) waive its redemption rights with respect to its Class B ordinary shares and (ii) waive its rights to liquidating distributions from the Trust Account with respect to its Class B ordinary shares if we fail to consummate an initial business combination within 24 months from the closing of the IPO. Our sponsor and our directors and executive officers have also agreed (A) that they will not propose any amendment to our amended and restated memorandum and articles of association that would modify the substance or timing of our obligation to redeem 100% of our Public Shares if we do not complete our initial business combination within 24 months from the closing of the IPO or with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity, unless we provide our public shareholders with the opportunity to redeem their shares and (B) to waive their redemption rights with respect to their Class B ordinary shares and any Public Shares they have acquired during the IPO or may acquire afterwards in connection with the completion of our initial business combination. However, if our sponsor or members of our management team acquire Public Shares in or after the IPO, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if we fail to consummate an initial business combination within 24 months from the closing of the IPO.

Limitations on Redemptions

Our amended and restated memorandum and articles of association provides that in no event will we redeem our Public Shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we are not subject to the SEC’s “penny stock” rules), which is also a mutual condition to the consummation of the Merger. However, in the event that the Merger is not consummated, a proposed alternative initial business combination may require: (i) cash consideration to be paid to the target or its owners, (ii) cash to be transferred to the target for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions in accordance with the terms of the proposed business combination. In the event the aggregate cash consideration we would be required to pay for all Class A ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed alternative initial business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, and all Class A ordinary shares submitted for redemption will be returned to the holders thereof.

Limitation on Redemption Upon Completion of Our Initial Business Combination If We Seek Shareholder Approval

In connection with the Merger we will provide our public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares upon completion of the Merger in connection with a shareholder meeting called to approve the Merger. In the event that the Merger is not consummated, if we seek shareholder approval of a proposed alternative initial business combination and we do not conduct redemptions in connection with such initial business combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association provides that a shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redeeming its shares with respect to more than an aggregate of 15% of the ordinary shares sold in our IPO, which we refer to as the Excess Shares. We believe this restriction will discourage shareholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed business combination as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public shareholder holding more than an aggregate of 15% of the shares sold in our IPO could threaten to exercise its redemption rights if such holder’s shares are not purchased by us, our sponsor or our management at a premium to the then-current market price or on other undesirable terms. By limiting our shareholders’ ability to redeem no more than 15% of the shares sold in the IPO without our prior consent, we believe we will limit the ability of a small group of shareholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with a business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash.

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

Our sponsor has entered into an agreement with us, pursuant to which it has waived its rights to liquidating distributions from the Trust Account with respect to its Class B ordinary shares if we fail to consummate an initial business combination within 24 months from the closing of the IPO. However, if our sponsor or members of our management team acquire Public Shares in or after the IPO, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if we fail to consummate an initial business combination within 24 months from the closing of the IPO.

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

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of proceeds held outside the Trust Account, although we cannot assure you that there will be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

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

Permitted Purchases and Other Transactions with Respect to Our Securities

The Company’s officers, directors, and advisors, our sponsor, or their affiliates may purchase Public Shares in privately negotiated transactions or in the open market either prior to or following the completion of the Merger. There is no limit on the number of shares the Company’s officers, directors, and advisors, our sponsor, or their affiliates may purchase in such transactions, subject to compliance with applicable law and Nasdaq rules. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the Trust Account will be used to purchase Public Shares in such transactions. If they engage in such transactions, they will not make any such purchases when they are in possession of any material non-public information or if such purchases are prohibited by Regulation M under the Exchange Act.

In the event that the Company’s officers, directors, and advisors, our sponsor, or their affiliates purchase shares in privately negotiated transactions from shareholders who have already elected to exercise their redemption rights, such selling shareholders would be required to revoke their prior elections to redeem their shares. The Company does not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act. Pursuant to the SEC’s Compliance and Disclosure Interpretation 166.01, purchases of our ordinary shares by our sponsor generally have an indicia of being a tender offer; however, SEC staff has indicated that it will not object to purchases by a SPAC sponsor or its affiliates outside of the redemption offer as long as the following conditions are satisfied:

•

“the Securities Act registration statement or proxy statement filed for the business combination transaction discloses the possibility that the SPAC sponsor or its affiliates will purchase the SPAC securities outside the redemption process, along with the purpose of such purchases;

•	the SPAC sponsor or its affiliates will purchase the SPAC securities at a price no higher than the price offered through the SPAC redemption process;

•

the Securities Act registration statement or proxy statement filed for the business combination transaction includes a representation that any SPAC securities purchased by the SPAC sponsor or its affiliates would not be voted in favor of approving the business combination transaction;

•	the SPAC sponsor and its affiliates do not possess any redemption rights with respect to the SPAC securities or, if they possess redemption rights, they waive such rights; and

•	the SPAC discloses in a Form 8-K, prior to the security holder meeting to approve the business combination transaction, the following:

•	the amount of SPAC securities purchased outside of the redemption offer by the SPAC sponsor or its affiliates, along with the purchase price;

•	the purpose of the purchases by the SPAC sponsor or its affiliates;

•	the impact, if any, of the purchases by the SPAC sponsor or its affiliates on the likelihood that the business combination transaction will be approved;

•

the identities of SPAC security holders who sold to the SPAC sponsor or its affiliates (if not purchased on the open market) or the nature of SPAC security holders (e.g., 5% security holders) who sold to the SPAC sponsor or its affiliates; and

•	the number of SPAC securities for which the SPAC has received redemption requests pursuant to its redemption offer.”

Any such purchases effectuated by the Company’s officers, directors, and advisors, our sponsor, or their affiliates will comply with such conditions.

The purpose of such share purchases and other transactions would be to increase the likelihood that the conditions to the consummation of the initial business combination are satisfied or to provide additional financing for the combined company following the closing of the initial business combination; however, pursuant to SEC guidance set forth above, Company’s officers, directors, and advisors, our sponsor, or their affiliates, as applicable, may not vote such purchased shares in favor of the shareholder proposals presented at a meeting of the shareholders to approve the initial business combination.

In addition, if such purchases are made, the public “float” of our Public Shares may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

The Company’s officers, directors, and advisors, our sponsor, and/or their affiliates anticipate that they may identify the shareholders with whom the Company’s officers, directors, and advisors, our sponsor, or their affiliates may pursue privately negotiated purchases by either the shareholders contacting the Company directly or by the Company’s receipt of redemption requests submitted by shareholders (in the case of Public Shares) following the Company’s mailing of proxy materials in connection with an initial business combination. To the extent that the

Company’s officers, directors, and advisors, our sponsor, or their affiliates enter into a private purchase, they would identify and contact only potential selling shareholders who have expressed their election to redeem their shares for a pro rata share of the Trust Account or vote against the initial business combination, whether or not such shareholder has already submitted a proxy with respect to the initial business combination but only if such shares have not already been voted at the general meeting related to the initial business combination. The Company’s officers, directors, and advisors, our sponsor, or their affiliates will select which shareholders to purchase shares from based on the negotiated price and number of shares and any other factors that they may deem relevant, and will only purchase shares if such purchases comply with Regulation M under the Exchange Act and the other federal securities laws.

The Company’s officers, directors, and advisors, our sponsor, or their affiliates will not make purchases of shares if the purchases would violate the SEC guidance set forth above or Section 9(a)(2) or Rule 10b-5 of the Exchange Act. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements.

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

Competition

In the event that the Merger is not consummated, in identifying, evaluating and selecting a target business for a proposed alternative initial business combination, we may encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, public companies, operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than us. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash in connection with our shareholders who exercise their redemption rights may reduce the resources available to us for our initial business combination, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.

Facilities

We currently maintain our executive offices at 1 Little West 12th Street, 4th Floor, New York, New York 10014. We have entered into an administrative support agreement with an affiliate of our sponsor pursuant to which we have agreed to pay the sponsor affiliate a total of up to $17,500 per month for office space and professional, secretarial, administrative and support services provided to us. We consider our current office space adequate for our current operations.

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

We are required to evaluate our internal control procedures for the fiscal year ending December 31, 2022 as required by the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). Only in the event we are deemed to be a large accelerated filer or an accelerated filer will we be required to have our internal control procedures audited. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

For risk factors related to the Merger, see the proxy statement/prospectus most recently filed by the Company with the SEC on January 13, 2023.

Risks Related to Our Business and Financial Position

We are a blank check company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We are a blank check company with no operating results, and we will not commence operations until consummating our initial business combination. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination with one or more target businesses. We may be unable to complete our initial business combination. If we fail to complete our initial business combination, we will never generate any operating revenues.

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

In the event that the Merger is not consummated, it is possible that after our initial business combination, a majority of our directors and officers will reside outside of the United States and all of our assets will be located outside of the United States. As a result, it may be difficult, or in some cases not possible, for investors in the United States to enforce their legal rights, to effect service of process upon all of our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties on our directors and officers under United States laws.

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

The nominal purchase price paid by our sponsor for the Class B ordinary shares may significantly dilute the implied value of your Public Shares in the event we consummate an initial business combination, and our sponsor is likely to make a substantial profit on its investment in us in the event we consummate an initial business combination, even if the business combination causes the trading price of our ordinary shares to materially decline.

While we offered our ordinary shares at an offering price of $10.00 per share and the amount in our Trust Account was initially $10.00 per Public Share, implying an initial value of $10.00 per Public Share, our sponsor paid only a nominal aggregate purchase price of $25,000 for the Class B ordinary shares, or approximately $0.003 per share. As a result, the value of your Public Shares may be significantly diluted in the event we consummate an initial business combination. Our sponsor is likely to make a substantial profit on its investment in us even if we select and consummate an initial business combination that causes the trading price of our ordinary shares to decline, while our public shareholders who purchased their shares in our IPO could lose significant value in their Public Shares. Our sponsor may therefore be economically incentivized to consummate an initial business combination with a riskier, weaker-performing or less-established target business than would be the case if our sponsor had paid the same per share price for the Class B ordinary shares as our public shareholders paid for their Public Shares.

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

As described elsewhere in this report, we identified a material weakness in our internal control over financial reporting related to the recognition of a waiver of a portion of the underwriters’ commissions which was contingently payable upon closing of a future business combination, with the offsetting entry resulting in an initial discount to the securities sold in the initial public offering. On March 30, 2023, the Company’s board of directors concluded that the Company’s previously issued (i) unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2022, filed with the SEC on August 11, 2022 and (ii) unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2022, filed with the SEC on November 10, 2022, should be restated to recognize the extinguishment of a contingent liability allocated to Public Shares as an adjustment to the carrying value of the Public Shares subject to possible redemption. Our management has concluded that the control deficiency that resulted in these restatements constituted a material weakness as of June 30, 2022, September 30, 2022, and December 31, 2022.

We have implemented a remediation plan, described under Item 9A, Evaluation of Disclosure Controls and Procedures, to remediate this material weakness but can give no assurance that the measures we have taken will remediate this material weakness or prevent any future material weaknesses or deficiencies in internal control over financial reporting. Even though we are implementing measures to strengthen our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.

We may face litigation and other risks as a result of the material weakness in our internal control over financial reporting.

As a result of such material weakness and the restatement described above, we face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the restatement and material weaknesses in our internal control over financial reporting and the preparation of our financial statements. As of the date of this Annual Report, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete a business combination.

If we are unable to maintain effective internal control over financial reporting or disclosure controls and procedures, our ability to record, process, and report financial information accurately and to prepare financial statements within required time periods could be adversely affected, which could subject us to litigation, investigations, or penalties; negatively affect our liquidity, our access to capital markets, perceptions of our creditworthiness, our ability to complete acquisitions, or investor confidence in our financial reporting, any of which may require management resources or cause our share price to decline.

Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

We may not have sufficient liquidity to meet our anticipated obligations over the next year from the issuance of these financial statements. We have until May 27, 2023 to consummate a business combination. It is uncertain that we will be able to consummate a business combination by this time. If a business combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should a business combination not occur, and potential subsequent dissolution raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after May 27, 2023.

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

We may not be able to find a suitable target business and consummate an initial business combination, such as the Merger, within 24 months after the closing of the IPO. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. If we have not consummated an initial business combination within such applicable time period, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (less up to $100,000 of interest to pay dissolution expenses and net of taxes payable), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case, to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. Our amended and restated memorandum and articles of association provides that, if we wind up for any other reason prior to the consummation of our initial business combination, we will follow the foregoing procedures with respect to the liquidation of the Trust Account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law. In either such case, our public shareholders may receive only $10.00 per Public Share, or less than $10.00 per Public Share, or possibly less, on the redemption of their Public Shares. See “- If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per Public Share” and other risk factors herein.

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

Because the net proceeds of the IPO are intended to be used to complete our initial business combination with a target business that had not been identified at the time of our IPO, we may be deemed to be a “blank check” company under the United States securities laws. However, because we will have net tangible assets in excess of $5,000,000 upon the successful consummation of the IPO and have filed a Current Report on Form 8-K, including an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419.

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

The funds available to us outside of the Trust Account may not be sufficient to allow us to operate for at least the 24 months following the IPO, assuming that our initial business combination is not consummated during that time. Of the funds available to us, we could use a portion of the funds available to us to pay fees to advisors for our potential Merger or, if our Merger is not completed, to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we are unable to fund such down payments or “no shop” provisions, our ability to close a contemplated transaction could be impaired. Furthermore, if we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. If we are unable to complete our initial business combination, our public shareholders may only receive a pro rata portion of the amount then in the Trust Account (which may be less than $10.00 per ordinary share) on our redemption.

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

The Class B ordinary shares will automatically convert into Class A ordinary shares concurrently with or immediately following the consummation of our initial business combination on a one-for-one basis, subject to adjustment for share sub-divisions, share dividends, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that additional Class A ordinary shares or equity-linked securities are issued or deemed issued in connection with our initial business combination, the number of Class A ordinary shares issuable upon conversion of all Class B ordinary shares will equal, in the aggregate, on an as converted basis, 20% of the total number of Class A ordinary shares outstanding after such conversion (after giving effect to any redemptions of Class A ordinary shares by public shareholders). This amount will include the total number of Class A ordinary shares issued, or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the company in connection with or in relation to the consummation of the initial business combination, but will exclude any Class A ordinary shares or equity-linked securities or rights exercisable for or convertible into Class A ordinary shares issued, or to be issued, to any seller in the initial business combination, the Private Placement Shares, and any Private Placement Shares issued to our sponsor, officers or directors upon conversion of working capital loans, provided that such conversion of Class B ordinary shares will never occur on a less than one-for-one basis. This is different than some other similarly structured special purpose acquisition companies in which the initial shareholders will only be issued an aggregate of 20% of the total number of shares to be outstanding prior to our initial business combination.

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

Pursuant to an agreement entered into in connection with the IPO, our sponsor (and/or our sponsor’s designees) and their permitted transferees can demand that we register the Class B ordinary shares, the private shares, the underlying securities and any securities issued upon conversion of working capital loans. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our ordinary shares. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to conclude. This is because the shareholder of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our ordinary shares that is expected to occur when the securities owned by our sponsor, holders of our private shares or their respective permitted transferees are registered.

Because we are not limited to evaluating a particular business or specific geographic location or any specific target businesses with which to pursue our initial business combination, you will be unable to ascertain the merits or risks of any particular target business’ operations.

In the event that the Merger is not consummated, we may pursue an alternative acquisition opportunity in any business industry or sector, but we intend to initially focus on those industries or sectors that complement our management team’s background. Except for the limitations that a target business have a fair market value of at least 80% of the value of the Trust Account (excluding any taxes payable) and that we are not permitted to effectuate our initial business combination with another blank check company or similar company with nominal operations, we will have virtually unrestricted flexibility in identifying and selecting a prospective acquisition candidate. To the extent we consummate our initial business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we may not properly ascertain or assess all of the significant risk factors and we may not have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and thus leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. In addition, investors will be relying on the business judgment of our board of directors, which will have significant discretion in choosing the standard used to establish the fair market value of a particular target business. An investment in our shares may not ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in an acquisition target.

We may seek investment opportunities outside our management’s area of expertise and our management may not be able to adequately ascertain or assess all significant risks associated with the target company.

In the event that the Merger is not consummated, there is no limitation on the industry or business sector we may consider when contemplating a proposed alternative initial business combination. We may therefore be presented with an alternative business combination candidate in an industry unfamiliar to our management team, but determine that such candidate offers an attractive investment opportunity for our company. In the event we elect to pursue an investment outside of our management’s expertise, our management’s experience may not be directly applicable to the target business or their evaluation of its operations.

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

It is expected that the management of MIC will continue as the management of the post-Merger company. Although we contemplate that certain members of MIC’s management team will remain associated with the business following the Merger, it is possible that some members of the MIC management team will not wish to remain in place.

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

On February 24, 2021, our sponsor paid $25,000 to cover for certain expenses and offering costs on behalf of the company in exchange for issuance of 4,312,500 Class B ordinary shares. In April 2021, the Company effected a share capitalization for Class B ordinary shares, resulting in an aggregate of 7,187,500 Class B ordinary shares outstanding. All shares and associated amounts have been restated to reflect the share capitalization. On May 24, 2021, our sponsor transferred 30,000 Class B ordinary shares to each of Adeyemi Ajao, Alana Beard, Poonam Sharma Mathis and Amanda Parness. Prior to the initial investment in the company of $25,000 by our sponsor, the company had no assets, tangible or intangible. The number of Class B ordinary shares issued was determined based on the expectation that such Class B ordinary shares would represent 20% of the outstanding shares after the IPO, excluding the Private Placement Shares. The Class B ordinary shares will be worthless if we do not complete an initial business combination. In addition, our sponsor purchased an aggregate of 907,000 Class A ordinary shares, at a price of $10.00 per ordinary share in a private placement which occurred concurrently with the closing of the IPO for an aggregate purchase price of $9,070,000. The Private Placement Shares are identical to the Class A ordinary shares sold in the IPO, subject to certain limited exceptions. Our sponsor and our directors and executive officers have agreed (A) to vote any shares owned by them in favor of any proposed business combination and (B) not to redeem any Class B ordinary shares in connection with a shareholder vote to approve a proposed initial business combination. In addition, we may obtain loans from our sponsor, affiliates of our sponsor or an officer or director. The personal and financial interests of our officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination.

Certain shares beneficially owned by our officers and directors will not participate in liquidating distributions and, therefore, our officers and directors may have a conflict of interest in determining whether a particular target business is appropriate for our initial business combination.

Our sponsor has agreed to (i) waive its redemption rights with respect to its Class B ordinary shares and (ii) waive its rights to liquidating distributions from the Trust Account with respect to its Class B ordinary shares if we fail to consummate an initial business combination within 24 months from the closing of the IPO. Our sponsor and our directors and executive officers have entered into agreements with us, pursuant to which they have agreed to waive their redemption rights with respect to their Class B ordinary shares and any Public Shares they have acquired during the IPO or may acquire afterwards in connection with the completion of our initial business combination. However, if our sponsor, directors or executive officers acquire Public Shares, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if we fail to consummate an initial business combination within 24 months from the closing of the IPO. Accordingly, the Class B ordinary shares will be worthless if we do not consummate our initial business combination. The personal and financial interests of our directors and officers may influence their motivation in timely identifying and selecting a target business and completing a business combination. In addition, our directors and officers may have interests in other special purpose acquisition companies similar to ours (including sponsors and special purpose acquisition companies that are not Affiliates of Fifth Wall). Consequently, our directors’ and officers’ discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our shareholders’ best interest.

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

Although we have no commitments as of the date of this report to issue any notes or other debt securities, or to otherwise incur outstanding debt, we may choose to incur substantial debt to complete our initial business combination. If we incur any indebtedness without a waiver from the lender of any right, title, interest or claim of any kind in or to any monies held in the Trust Account, the incurrence of debt could have a variety of negative effects, including:

•	default and foreclosure on our assets if our operating revenues after our initial business combination are insufficient to repay our debt obligations;

•

acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

•	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;

•	our inability to pay dividends on our ordinary shares;

•

using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our ordinary shares if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

•	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

•	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

•

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

The net proceeds from the IPO and the sale of the private shares (excluding $1,000,000 of net proceeds that were not deposited in the Trust Account) have provided us with approximately $275,000,000 that we may use to complete our initial business combination.

In the event that the Merger is not consummated, we may effectuate our initial business combination with a single target business or multiple target businesses simultaneously. However, we may not be able to effectuate our initial business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By consummating our initial business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities, which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be solely dependent upon the performance of a single business, property or asset, or dependent upon the development or market acceptance of a single or limited number of products or services. This lack of diversification may subject us to numerous economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our initial business combination.

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

In the event that the Merger is not consummated, and we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete the initial business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

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

We believe that the net proceeds of the IPO will be sufficient to allow us to consummate our initial business combination. If the Merger is not completed, we could target business combination targets with enterprise values that are greater than we could acquire with the net proceeds of our IPO and the sale of Private Placement Shares. If the net proceeds of the IPO prove to be insufficient for one or more reasons including the size of our initial business combination, the depletion of the available net proceeds in search of a target business, the obligation to repurchase for cash a significant number of shares from shareholders who elect redemption in connection with our initial business combination, or the terms of negotiated transactions to purchase shares in connection with our initial business combination, we may be required to seek additional financing or to abandon the proposed business combination. Financing may not be available on acceptable terms, if at all. The current economic environment may make it especially difficult for companies to obtain acquisition financing. To the extent that additional financing proves to be unavailable when needed to consummate our initial business combination, we would be compelled to either restructure the transaction or abandon that particular initial business combination and seek an alternative target business candidate. If we are unable to complete our initial business combination, our public shareholders may only receive $10.00 per ordinary share or even less on our redemption. In addition, even if we do not need additional financing to consummate our initial business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or shareholders is required to provide any financing to us in connection with or after our initial business combination.

Our sponsor controls a substantial interest in us and thus may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support.

Our sponsor owns approximately 21.7% of our issued and outstanding ordinary shares. Accordingly, it may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support, including amendments to our amended and restated memorandum and articles of association. If we or our sponsor purchase any additional ordinary shares in the aftermarket or in privately negotiated transactions, this would increase their control. Neither our sponsor nor its members nor, to our knowledge, any of our officers or directors, has any current intention to purchase additional securities. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our ordinary shares.

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

While we list our securities on Nasdaq, we cannot assure you that our securities will continue to be listed on Nasdaq in the future. Additionally, in connection with our business combination, Nasdaq may require us to file a new initial listing application and meet its initial listing requirements as opposed to its more lenient continued listing requirements. We cannot assure you that we will be able to meet those initial listing requirements at that time. If Nasdaq delists our securities from trading on its exchange, we could face significant material adverse consequences, including:

•	a limited availability of market quotations for our securities;

•	a reduced liquidity with respect to our securities;

•

a determination that our ordinary shares are a “penny stock” which will require brokers trading in our ordinary shares to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for our ordinary shares;

•	a limited amount of news and analyst coverage for our company; and

•	a decreased ability to issue additional securities or obtain additional financing in the future.

On February 13, 2023, we were notified by Nasdaq that we are not in compliance with Listing Rule 5550(a)(3) (the “Minimum Public Holders Rule”), which requires us to have at least 300 public holders for continued listing on Nasdaq. On March 23, 2023, the Company submitted a plan to Nasdaq to regain compliance with the Minimum Public Holders Rule. If such plan is accepted, Nasdaq can grant an extension of up to 180 calendar days from the date we received the notice from Nasdaq for the company to evidence compliance. There can be no assurance that we will be able do so within the prescribed periods, or at all. Failure to regain compliance with the Nasdaq listing requirements would result in the de-listing of our securities from Nasdaq, and subject us to the risks described above.

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

Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, requires that we evaluate and report on our system of internal controls beginning with this Annual Report. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to all public companies because a target company with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

Our letter agreement with our sponsor, executive officers and directors contain provisions relating to transfer restrictions of our Class B ordinary shares and Private Placement Shares, indemnification of the Trust Account, waiver of redemption rights and participation in liquidating distributions from the Trust Account. The letter agreement may be amended without shareholder approval. While we do not expect our board to approve any amendment to the letter agreement prior to our initial business combination, it may be possible that our board, in exercising its business judgment and subject to its fiduciary duties, chooses to approve one or more amendments to the letter agreement. Any such amendments to the letter agreement would not require approval from our shareholders and may have an adverse effect on the value of an investment in our securities.

Risks Associated with Acquiring and Operating a Business outside of the United States

We may effect our initial business combination with a company located outside of the United States.

In the event that the Merger is not consummated, and we effect our initial business combination with a company located outside of the United States, we would be subject to any special considerations or risks associated with companies operating in the target business’ home jurisdiction, including any of the following:

•	rules and regulations or currency redemption or corporate withholding taxes on individuals;

•	laws governing the manner in which future business combinations may be effected;

•	exchange listing and/or delisting requirements;

•	tariffs and trade barriers;

•	regulations related to customs and import/export matters;

•	longer payment cycles;

•	tax issues, such as tax law changes and variations in tax laws as compared to the United States;

•	currency fluctuations and exchange controls;

•	rates of inflation or deflation;

•	challenges in collecting accounts receivable;

•	cultural and language differences;

•	employment regulations;

•	crime, strikes, riots, civil disturbances, terrorist attacks, pandemics and wars; and

•	deterioration of political relations with the United States. We may not be able to adequately address these additional risks. If we were unable to do so, our operations might suffer.

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

In the event that the Merger is not consummated, and we acquire a non-U.S. target, all revenues and income would likely be received in a foreign currency, the dollar equivalent of our net assets and distributions, if any, could be adversely affected by reductions in the value of the local currency. The value of the currencies in our target regions fluctuate and are affected by, among other things, changes in political and economic conditions. Any change in the relative value of such currency against our reporting currency may affect the attractiveness of any target business or, following consummation of our initial business combination, our financial condition and results of operations. Additionally, if a currency appreciates in value against the dollar prior to the consummation of our initial business combination, the cost of a target business as measured in dollars will increase, which may make it less likely that we are able to consummate such transaction.

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

We may be subject to U.S. foreign investment regulations which may impose conditions on or limit certain investors’ ability to purchase our securities or otherwise participate in an initial business combination, potentially making the securities less attractive to investors. Our future investments in U.S. companies may also be subject to U.S. foreign investment regulations.

Investments that involve the acquisition of, or investment in, a U.S. business by a non-U.S. investor may be subject to U.S. laws that regulate foreign investments in U.S. businesses and access by foreign persons to technology developed and produced in the United States. These laws include Section 721 of the Defense Production Act of 1950, as amended by the Foreign Investment Risk Review Modernization Act of 2018, and the regulations at 31 C.F.R. Parts 800 and 802, as amended, administered by the Committee on Foreign Investment in the United States (“CFIUS”).

CFIUS is an interagency committee authorized to review certain transactions involving acquisitions and investments in the U.S. by foreign persons in order to determine the effect of such transactions on the national security of the U.S. CFIUS has jurisdiction to review transactions that could result in control of a U.S. business directly or indirectly by a foreign person, certain non-controlling investments that afford the foreign investor non-passive rights in a “TID U.S. business” (defined as a U.S. business that (1) produces, designs, tests, manufactures, fabricates, or develops one or more critical technologies; (2) owns or operates certain critical infrastructure; or (3) collects or maintains directly or indirectly sensitive personal data of U.S. citizens), and certain acquisitions, leases, and concessions involving real estate even with no underlying U.S. business. Certain categories of acquisitions of and investments in a U.S. business also may be subject to a mandatory notification requirement.

The Company and our Sponsor are each a Cayman Islands exempted company. The Sponsor is controlled by its managing members, Andriy Mykhaylovskyy and Brendan Wallace, each U.S. persons. Founder Investor, a British Virgin Islands company, holds a 25% economic interest in Sponsor; however such interest does not have any voting or investment control rights with respect to the Sponsor or the securities it holds in the Company.

If CFIUS considers (a) the Company a “foreign person” under such rules and regulations and/or Sponsor as having control of the post-combination company under such rules and regulations and (b) the proposed business combination target a U.S. business that may affect national security, we could be subject to such foreign ownership restrictions and/or CFIUS review. If the initial business combination falls within the scope of foreign ownership restrictions, we may be unable to consummate such business combination. In addition, if the initial business combination falls within CFIUS’s jurisdiction, we may be required to make a mandatory filing or determine to submit a voluntary notice to CFIUS, or to proceed with the initial business combination without notifying CFIUS and risk CFIUS intervention, before or after closing the initial business combination. CFIUS may decide to block or delay the initial business combination, impose conditions to mitigate national security concerns with respect to the initial business combination, order us to divest all or a portion of a U.S. business of the post-combination company if we had proceeded without first obtaining CFIUS clearance, or impose penalties if CFIUS believes that the mandatory notification requirement applied. The foreign ownership limitations, and the potential impact of CFIUS, may prevent us from consummating the initial business combination.

Moreover, the process of government review, whether by the CFIUS or otherwise, could be lengthy and we have limited time to complete our initial business combination. If we cannot complete our initial business combination by May 27, 2023 because the review process extends beyond such timeframe or because our initial business combination is ultimately prohibited by CFIUS or another U.S. government entity, we may be required to liquidate. If we liquidate, holders of Class A ordinary shares may only receive $10.00 per ordinary share or even less on our redemption. This will also cause you to lose the investment opportunity in the initial business combination target and the chance of realizing future gains on your investment through any price appreciation in the post-combination company.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our executive offices are located at 1 Little West 12th Street, 4th Floor, New York, New York 10014. We have entered into an administrative support agreement with an affiliate of our sponsor pursuant to which we have agreed to pay the sponsor affiliate a total of up to $17,500 per month for office space and professional, secretarial, administrative and support services provided to us.

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

Holders

As of March 1, 2023, there were 2 holders of record of our Class A ordinary shares and 5 holders of record of our Class B ordinary shares.

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

Private Placement Shares

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

PIPE Investment

Concurrently with the execution of the Merger Agreement, the Company entered into the Subscription Agreement with the Initial PIPE Investor, pursuant to which, among other things, the Initial PIPE Investor has agreed to subscribe for and purchase, and the Company has agreed to issue and sell to the Initial PIPE Investor an aggregate of 1,200,000 Surviving Pubco Shares for a purchase price of $10.00 per 1.2 shares, on the terms and subject to the conditions set forth therein. The Subscription Agreement contains customary representations and warranties of the Company, on the one hand, and the Initial PIPE Investor, on the other hand, and customary conditions to closing, including the consummation of the transactions contemplated by the Merger Agreement. Surviving Pubco Shares to be issued and sold to the Initial PIPE Investor pursuant to the Subscription Agreement will not be registered under the Securities Act, in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder. The Subscription Agreement provides the Initial PIPE Investor with certain customary registration rights. The Subscription Agreement further provides that one-sixth of the Surviving Pubco Shares issued to the PIPE Investors will be subject to certain transfer restrictions.

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

A total of $275,000,000 of the net proceeds of the Initial Public Offering and Private Placement (inclusive of the underwriters’ deferred discount of $9,625,000, which has subsequently been waived by the underwriters) was placed in the Trust Account. Transaction costs amounted to approximately $16.1 million, of which approximately $9.6 million was for deferred underwriting commissions (which has subsequently been waived by the underwriters). There has been no material change in the planned use of proceeds from such use as described in the Company’s registration statement on Form S-1 (File No. 333-255292).

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

Overview

Fifth Wall Acquisition Corp. III (the “Company”) was incorporated as a Cayman Islands exempted company on February 19, 2021. The Company was formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “initial business combination”). The company is an early stage and emerging growth company and, as such, the Company is subject to all of the risk associated with early stage and emerging growth companies.

As of December 31, 2022, the Company had not commenced any operations. All activity for the period from February 19, 2021 (inception) through December 31, 2022 relates to the Company’s formation and the initial public offering (the “IPO”) described below and seeking an initial business combination following the IPO. The Company will not generate any operating revenues until after the completion of its initial business combination, at the earliest. The Company will generate non- operating income in the form of interest income from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

The Company’s sponsor is Fifth Wall Acquisition Sponsor III LLC, a Cayman Islands exempted limited company (our “sponsor”). The registration statement for the Company’s IPO was declared effective on May 24, 2021. On May 27, 2021, the Company consummated its IPO of 27,500,000 Public Shares, including 2,500,000 Public Shares as a result of the underwriters’ partial exercise of their over-allotment option, at an offering price of $10.00 per Public Share, generating gross proceeds of $275.0 million, and incurring offering costs of approximately $16.1 million, of which approximately $9.6 million was for deferred underwriting commissions.

Simultaneously with the closing of the IPO, the Company consummated the private placement (“Private Placement”) of 907,000 Private Placement Shares, at a price of $10.00 per Private Placement Share to our sponsor, generating gross proceeds of approximately $9.1 million.

Upon the closing of the IPO, management agreed that an amount equal to at least $10.00 per Public Share sold in the IPO, including the proceeds from the sale of the Private Placement Shares, are held in the Trust Account, located in the United States, with Continental Stock Transfer & Trust Company acting as trustee, and is invested only in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a- 7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, until the earlier of: (i) the completion of an initial business combination and (ii) the distribution of the Trust Account as described below.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the IPO and the sale of Private Placement Shares, although substantially all of the net proceeds are intended to be applied generally toward consummating an initial business combination. There is no assurance that the Company will be able to complete an initial business combination successfully. The Company must complete one or more initial business combinations having an aggregate fair market value of at least 80% of the net assets held in the Trust Account (excluding the amount of deferred underwriting commissions and taxes payable on the interest earned on the Trust Account) at the time of the signing of the agreement to enter into an initial business combination. However, the Company will only complete an initial business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act.

The Company will provide public shareholders, with the opportunity to redeem all or a portion of their Public Shares upon the completion of an initial business combination either (i) in connection with a shareholder meeting called to approve the initial business combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of an initial business combination or conduct a tender offer will be made by the Company, solely in its discretion. The public shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay income taxes). The per-share amount to be distributed to public shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters.

The Public Shares were classified as temporary equity in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from The Company will proceed with an initial business combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of an initial business combination and, only if a majority of the ordinary shares, represented in person or by proxy and entitled to vote thereon, voted at a shareholder meeting are voted in favor of the initial business combination. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to the amended and restated memorandum and articles of association which the Company adopted upon the consummation of the IPO (the “Amended and Restated Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing an initial business combination. If, however, shareholder approval of the transactions is required by law, or the Company decides to obtain shareholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or vote at all. If the Company seeks shareholder approval in connection with an initial business combination, the Initial Shareholders (as defined below) agreed to vote their Founder Shares (as defined below) and any Public Shares purchased during or after the IPO in favor of an initial business combination. In addition, the Initial Shareholders agreed to waive their redemption rights with respect to their Founder Shares, Private Placement Shares and Public Shares in connection with the completion of an initial business combination.

Notwithstanding the foregoing, if the Company seeks shareholder approval of its initial business combination and does not conduct redemptions in connection with its initial business combination pursuant to the tender offer rules, the Amended and Restated Memorandum and Articles of Association provides that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the Class A ordinary shares sold in the IPO, without the prior consent of the Company.

The Company’s officers and directors and our sponsor (the “Initial Shareholders”) agreed not to propose an amendment to the Amended and Restated Memorandum and Articles of Association that would modify the substance or timing of the Company’s obligation to provide holders of its Public Shares the right to have their shares redeemed in connection with an initial business combination or to redeem 100% of the Company’s Public Shares if the Company does not complete its initial business combination within 24 months from the closing of the IPO, or May 27, 2023 (the “Combination Period”), or with respect to any other provision relating to the rights of public shareholders, unless the Company provides the public shareholders with the opportunity to redeem their Class A ordinary shares in conjunction with any such amendment.

If the Company has not completed an initial business combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its taxes that were paid by the Company or are payable by the Company, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of the then-outstanding Public Shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, liquidate and dissolve, subject in the case of clauses (i) and (iii) to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

The Initial Shareholders agreed to waive their liquidation rights with respect to the Founder Shares and Private Placement Shares held by them if the Company fails to complete an initial business combination within the Combination Period. However, if the Initial Shareholders acquire Public Shares in or after the IPO, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete an initial business combination within the Combination Period. The underwriters agreed to waive their rights to their deferred underwriting commission held in the Trust Account in the event the Company does not complete an initial business combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution (including Trust Account assets) will be only $10.00 per share initially held in the Trust Account. In order to protect the amounts held in the Trust Account, our sponsor agreed to be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account if less than $10.00 per Public Share due to reductions in the value of the trust assets. This liability will not apply with respect to any claims by a third party who executed a waiver of any right, title, interest or claim of any kind in or to any monies held in the Trust Account or to any claims under the Company’s indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”).

Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that our sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (excluding the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Proposed Merger

On December 13, 2022, the Company (together with its successors, including after the Domestication (as defined below)), entered into an agreement and plan of merger (as it may be amended, supplemented or otherwise modified from time to time, the “Merger Agreement”), by and among the Company, Queen Merger Corp. I, a Maryland corporation and a wholly-owned subsidiary of the Company (“Merger Sub”), and Mobile Infrastructure Corporation, a Maryland corporation (“MIC”). The transactions set forth in the Merger Agreement, including the Mergers (defined below), will constitute an “initial business combination” as contemplated by the Amended and Restated Memorandum and Articles of Association and is referred to herein as the “Merger”.

On March 23, 2023, the Company, Merger Sub and MIC entered into the First Amendment to the Agreement and Plan of Merger (the “First Amendment”) to, among other things, clarify the intended tax treatment of the Merger, expand the size of the post-closing board of directors, and revise certain pre-closing reorganizational steps of MIC affiliates.

The Mergers

The Merger Agreement provides for, among other things, the following transactions: (i) the Company will transfer by way of continuation from the Cayman Islands to the State of Maryland and will domesticate by means of a corporate conversion (the “Domestication”) to a Maryland corporation (“Surviving Pubco”) in accordance with Title 3, Section 9 of the Maryland General Corporation Law, as amended (the “MGCL”), and Part XII of the Cayman Islands Companies Act (as revised), and, in connection with the Domestication, (A) each then issued and outstanding Class A ordinary share, par value $0.0001 per share, of the Company (the “Class A Shares”) will convert automatically, on a one-for-one basis, into one share of common stock, par value $0.0001, of Surviving Pubco (the “Surviving Pubco Shares”); and (B) each then issued and outstanding Class B ordinary share, par value $0.0001 per share, of the

Company will convert automatically, on a one-for-one basis, into one Surviving Pubco Share; and (ii) following the Domestication, (A) Merger Sub will merge with and into MIC in accordance with the MGCL (the “First Merger”), with MIC continuing as the surviving entity (the “First-Step Surviving Company”) and (B) immediately following the effectiveness of the First Merger, the First-Step Surviving Company will merge with and into Surviving Pubco in accordance with the MGCL (the “Second Merger” and, together with the First Merger, the “Mergers”), with Surviving Pubco continuing as the surviving entity (the “Second-Step Surviving Company”).

Lock-up Agreements

Sponsor Lock-up Agreement

Concurrently with the execution of the Merger Agreement, our sponsor, MIC and the Company entered into a lock-up agreement (“Sponsor Lock-up Agreement”). Pursuant to the Sponsor Lock-up Agreement, our sponsor agreed, among other things, that its shares received in exchange for the Class A Shares in the Mergers, may not be transferred until, subject to certain customary exceptions, the earlier to occur of (a) six (6) months following the consummation of the transactions contemplated by the Merger Agreement (the “Closing”) and (b) the date after the Closing on which the Company completes a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of the Company’s shareholders having the right to exchange their equity holdings in the Company for cash, securities or other property.

Seller Lock-up Agreement

Concurrently with the execution of the Merger Agreement, certain security holders of MIC (“MIC Holders”), the Company and MIC entered into a lock-up agreement (“Seller Lock-up Agreement”). Pursuant to the Seller Lock-up Agreement, MIC Holders agreed, among other things, that their shares of Surviving Pubco Shares received in exchange for their shares of MIC Common Stock may not be transferred until, subject to certain customary exceptions, the earlier to occur of (a) six (6) months following Closing and (b) the date after the Closing on which the Company completes a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of the Company’s shareholders having the right to exchange their equity holdings in the Company for cash, securities or other property.

Sponsor Agreement

Concurrently with the execution of the Merger Agreement, the Company also entered into a Sponsor Agreement (the “Sponsor Agreement”) with our sponsor, and certain holders of the Company’s Class B ordinary shares, par value $0.0001 per share (the “Class B Holders”), whereby our sponsor and the Class B Holders, have agreed to waive certain of their anti-dilution and conversion rights with respect to their Class B ordinary shares (such shares, together with any Class A Shares or Surviving Pubco Shares issuable upon conversion thereof, the “Founder Shares”). Our sponsor also has agreed to certain restrictions with respect to its Founder Shares, as follows: (a) 1,658,750 Founder Shares will vest at such time as the aggregate volume-weighted average price per Surviving Pubco Share for any 5-consecutive trading day period after the date on which the Closing occurs (the “Closing Date”) equals or exceed $16.00 per share (provided that such Founder Shares will be cancelled if the Founder Shares have not vested prior to December 31, 2026), (b) 1,658,750 Founder Shares will vest at such time as the aggregate volume-weighted average price per Surviving Pubco Share for any 5-consecutive trading day period after the Closing Date equals or exceeds $20.00 per share (provided that such Founder Shares will be cancelled if the Founder Shares have not vested prior to December 31, 2028), (c) our sponsor will deliver to the Company for cancellation and for no consideration 1,375,000 Founder Shares and any portion of 2,062,500 Founder Shares not transferred to third-party investors in connection with the Closing, and (d) if the aggregate cash proceeds generated from additional Subscription Agreements (defined below) entered into with other investors ( the “PIPE Investments”) (excluding the Initial PIPE Investment (defined below) and PIPE Investments by MIC’s directors, officers and affiliates) and any other third-party financing (other than debt financing) to be funded at the Closing are less than $40,000,000, our sponsor will deliver to the Company for cancellation and for no consideration 1,375,000 Founder Shares, which number of shares shall be reduced to 1,000,000 Founder Shares if such cash proceeds at Closing equal or exceed $40,000,000 but are less than $50,000,000. If earlier, the Founder Shares described in the foregoing clauses (a) and (b) shall vest on the date after the Closing on which Surviving Pubco (or its successors) completes a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of Surviving Pubco’s (or its successor’s) stockholders having the right to exchange their Surviving Pubco Shares for cash, securities or other property.

PIPE Investment (Private Placement)

Concurrently with the execution of the Merger Agreement, the Company entered into a subscription agreement (the “Subscription Agreement”) with each of Harvest Small Cap Partners, L.P. and Harvest Small Cap Partners Master, Ltd. (collectively, the “Initial PIPE Investor”), pursuant to which, among other things, the Initial PIPE Investor has agreed to subscribe for and purchase, and the Company has agreed to issue and sell to the Initial PIPE Investor an aggregate of 1,200,000 Surviving Pubco Shares for a purchase price of $10.00 per 1.2 shares, on the terms and subject to the conditions set forth therein (the “Initial PIPE Investment”). The Subscription Agreement contains customary representations and warranties of the Company, on the one hand, and the Initial PIPE Investor, on the other hand, and customary conditions to closing, including the consummation of the transactions contemplated by the Merger Agreement. Surviving Pubco Shares to be issued and sold to the Initial PIPE Investor pursuant to the Subscription Agreement will not be registered under the Securities Act, in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder. The Subscription Agreement provides the Initial PIPE Investor with certain customary registration rights. The Subscription Agreement further provides that one-sixth of the Surviving Pubco Shares issued to the PIPE Investors will be subject to certain transfer restrictions.

Support Agreements

Color Up Support Agreement

Concurrently with the execution of the Merger Agreement, the Company and Color Up, LLC, a Delaware limited liability company (“Color Up”), entered into an agreement (the “Color Up Support Agreement”) pursuant to which Color Up agreed to vote its shares of MIC Common Stock (i) in favor of the Mergers and the transactions contemplated by the Merger Agreement, (ii) in favor of any proposal to adjourn a meeting of the MIC stockholders at which there is a proposal to adopt the Merger Agreement if there are not sufficient votes to adopt the proposals described in clause (i) above or if there are not sufficient shares of MIC’s common stock present in person or represented by proxy to constitute a quorum, (iii) against any merger, purchase of all or substantially all of the MIC’s assets or other business combination transaction (other than the Merger Agreement), (iv) subject to certain exceptions, in any circumstances upon which a consent or other approval is required under MIC’s Charter or otherwise sought with respect to the Merger Agreement (including the Mergers), to vote, consent or approve all of Color Up’s MIC Common Stock held at such time in favor thereof, (v) against and withhold consent with respect to any merger, purchase of all or substantially all of MIC’s assets or other business combination transaction (other than the Merger Agreement), (vi) against any proposal, action or agreement that would impede, frustrate, prevent or nullify any provision of the Color Up Support Agreement, the Merger Agreement, or the Mergers, and (vii) in favor of any proposal to amend the Third Amended and Restated Limited Partnership Agreement of Mobile Infra Operating Partnership, L.P. (including the conversion to a limited liability company, the “LLCA”), as contemplated by the Merger Agreement. The Color Up Support Agreement also contains customary termination provisions.

HS3 Support Agreement

Concurrently with the execution of the Merger Agreement, the Company and HSCP Strategic III, L.P., a Delaware limited partnership (“HS3”), entered into an agreement (as amended by the First Amendment, the “A&R HS3 Support Agreement”) pursuant to which HS3 agreed to, among other things, enter into the LLCA in connection with the consummation of the Merger. The A&R HS3 Support Agreement also contains customary termination provisions.

Additional information regarding MIC and the Merger is available in the proxy statement/prospectus most recently filed by the Company with the SEC on January 13, 2023.

Results of Operations

Our entire activity from February 19, 2021 (inception) through December 31, 2022 was in preparation for our formation and the IPO and, thereafter, seeking an initial business combination. We will not be generating any operating revenues until the closing and completion of our initial business combination.

For the year ended December 31, 2022, we had a net income of approximately $274,559, as a result of income from investments held in Trust Account of $2,936,654, partially offset by loss from operations of approximately $2,662,095 which consisted of approximately $2,452,095 of general and administrative expenses, and approximately $210,000 in related party general and administrative expenses.

For the period from February 19, 2021 (inception) through December 31, 2021, we had a net loss of approximately $1,101,000, which consisted of approximately $1,039,000 of general and administrative expenses, and $74,000 in general and administrative expenses - related party, partially offset by approximately $12,000 in income from investments held in Trust Account.

Liquidity and Going Concern

As of December 31, 2022, the Company had approximately $443,000 in its operating bank account and working capital deficit of approximately $1.1 million.

The Company’s liquidity needs through December 31, 2022 have been satisfied through a payment of $25,000 by our sponsor to cover for certain expenses in exchange for the issuance of the Founder Shares, the loan of approximately $109,000 from our sponsor pursuant to a promissory note, dated as of February 24, 2021, between our sponsor and the Company (the “Note”), and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Company fully repaid the Note on May 28, 2021. In addition, in order to finance transaction costs in connection with an initial business combination, our sponsor or an affiliate of our sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company funds as may be required (“Working Capital Loans”). As of December 31, 2022 and 2021, there were no amounts outstanding under any Working Capital Loan.

In connection with the Company’s assessment of going concern considerations in accordance with FASB Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the liquidity needs, mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after May 27, 2023. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern. The Company intends to complete an initial business combination before the mandatory liquidation date. Over this time period, the Company will be using the funds outside of the Trust Account for paying existing accounts payable, identifying and evaluating prospective initial business combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the initial business combination.

Contractual Obligations

Registration and Shareholder Rights

The holders of Founder Shares, Private Placement Shares and Public Shares that may be issued upon conversion of Working Capital Loans, were entitled to registration rights pursuant to a registration and shareholder rights agreement signed upon consummation of the IPO. The holders of these securities were entitled to make up to three demands, excluding short form demands, that the Company registered such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the Company’s completion of its initial business combination. However, the registration and shareholder rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lock-up period, which occurs (i) in the case of the Founder Shares, in accordance with the letter agreement the Company’s Initial Shareholders entered into and (ii) in the case of the Private Placement Shares, 30 days after the completion of the Company’s initial business combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company granted the underwriters a 45-day option from the final prospectus relating to the IPO to purchase up to 3,750,000 additional Public Shares to cover over-allotments, if any, at the IPO price less the underwriting discounts and commissions. On May 27, 2021, the underwriters partially exercised the over-allotment option to purchase an additional 2,500,000 Class A Shares.

The underwriters were entitled to an underwriting discount of $0.20 per Public Share, or $5.5 million in the aggregate, paid upon the closing of the IPO. In addition, $0.35 per Public Share, or approximately $9.6 million in the aggregate will be payable to the underwriters for deferred underwriting commissions. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes an initial business combination, subject to the terms of the underwriting agreement; however, subsequent to the entry into the underwriting agreement, each of the underwriters agreed to waive their rights to their deferred underwriting commission held in the Trust Account regardless of whether Company completes an initial business combination.

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

Class A Shares Subject to Possible Redemption

The Company accounts for its Class A Shares are subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A Shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A Shares (including Class A Shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A Shares are classified as shareholders’ equity. The Company’s redeemable Class A Shares sold as part of the IPO, feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, 27,500,000 Class A Shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ (deficit) equity section of the Company’s balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjust the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security. Effective with the closing of the IPO (including the exercise of the over-allotment option), the Company recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.

Net Income (Loss) per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. This presentation assumes a business combination as the most likely outcome. Net income (loss) per ordinary share is calculated by dividing the net income (loss) by the weighted average ordinary shares outstanding for the respective period. Accretion associated with the redeemable Class A Shares is excluded from earnings per share as the redemption value approximates fair value.

Recent accounting standards

In June 2022, the FASB issued ASU 2022-03, ASC Subtopic 820 “Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions”. The ASU amends ASC 820 to clarify that a contractual sales restriction is not considered in measuring an equity security at fair value and to introduce new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value. The ASU applies to both holders and issuers of equity and equity-linked securities measured at fair value. The amendments in this ASU are effective for the Company in fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. The Company is still evaluating the impact of this pronouncement on the financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Off-Balance Sheet Arrangements

As of December 31, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

JOBS Act

On April 5, 2012, the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) was signed into law. The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We will qualify as an “emerging growth company” and under the JOBS Act will be allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As such, our financial statements may not be comparable to companies that comply with public company effective dates.

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our IPO or until we are no longer an “emerging growth company,” whichever is earlier.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item. As of December 31, 2022, we were not subject to any market or interest rate risk. The net proceeds of the IPO, including amounts in the Trust Account, will be invested in the trust investments. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended December 31, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective as of December 31, 2022 because of a material weakness in our internal control over financial reporting described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for extinguishment of a significant contingent obligation was not effectively designed or maintained. This material weakness resulted in the restatement of the Company’s interim financial statements for the quarters ended June 30, 2022 and September 30, 2022. As a result, our management performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with generally accepted in the United States of America. Accordingly, management believes that the financial statements included in this Annual Report on Form 10-K present fairly, in all material respects, our financial position, result of operations and cash flows of the periods presented. Management understands that the accounting standards applicable to our financial statements are complex and has since the inception of the Company benefited from the support of experienced third-party professionals with whom management has regularly consulted with respect to accounting issues. Management intends to continue to further consult with such professionals in connection with accounting matters.

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

Management’s Report on Internal Controls Over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with U.S. GAAP. Our internal control over financial reporting includes those policies and procedures that:

1.	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company;

2.

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

3.	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2022. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that our internal controls over financial reporting were not effective as of December 31, 2022.

This Report does not include an attestation report of internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except as noted below.

Our principal executive officer and principal financial officer performed additional accounting and financial analyses and other post-closing procedures including consulting with subject matter experts related to the accounting for extinguishment of a significant contingent obligation. The Company’s management has expended, and will continue to expend, a substantial amount of effort and resources for the remediation and improvement of our internal control over financial reporting. While we have processes to properly identify and evaluate the appropriate accounting technical pronouncements and other literature for all significant or unusual transactions, we have expanded and will continue to improve these processes to ensure that the nuances of such transactions are effectively evaluated in the context of the increasingly complex accounting standards.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Our directors and offices are as follows:

Name	Age	Title
Brendan Wallace	41	Chief Executive Officer, Chairman and Director
Andriy Mykhaylovskyy	37	Chief Financial Officer and Director
Adeyemi Ajao	40	Director
Alana Beard	41	Director
Poonam Sharma Mathis	45	Director
Amanda Parness	51	Director

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

Prior to the completion of an initial business combination, any vacancy on the board of directors may be filled by a nominee chosen by holders of a majority of our Class B ordinary shares. In addition, prior to the completion of an initial business combination, holders of a majority of our Class B ordinary shares may remove a member of the board of directors for any reason.

Pursuant to an agreement entered into concurrently with the IPO, upon consummation of an initial business combination and for so long as our sponsor and its permitted transferees collectively hold at least 50% of the number of ordinary shares held by the sponsor following the IPO (after giving appropriate effect to any sub-divisions, reverse share sub-divisions or other similar corporate transactions, or any adjustment to the conversion rate of the Class B ordinary shares in connection with an initial business combination) through our sponsor, Fifth Wall, will be entitled to nominate one person for appointment to our board of directors.

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

We have adopted an audit committee charter, which details the principal functions of the audit committee, including:

•	meeting with our independent registered public accounting firm regarding, among other issues, audits, and adequacy of our accounting and control systems;

•	monitoring the independence of the independent registered public accounting firm;

•	verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;

•	inquiring and discussing with management our compliance with applicable laws and regulations;

•	pre-approving all audit services and permitted non-audit services to be performed by our independent registered public accounting firm, including the fees and terms of the services to be performed;

•	appointing or replacing the independent registered public accounting firm;

•

determining the compensation and oversight of the work of the independent registered public accounting firm (including resolution of disagreements between management and the independent registered public accounting firm regarding financial reporting) for the purpose of preparing or issuing an audit report or related work;

•

establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies;

•

monitoring compliance on a quarterly basis with the terms of the IPO and, if any noncompliance is identified, immediately taking all action necessary to rectify such noncompliance or otherwise causing compliance with the terms of the IPO; and

•

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

Guidelines for Selecting Director Nominees

The guidelines for selecting nominees, which are specified in the Nominating Committee Charter, generally provide that persons to be nominated:

•	should have demonstrated notable or significant achievements in business, education or public service;

•

should possess the requisite intelligence, education and experience to make a significant contribution to the board of directors and bring a range of skills, diverse perspectives and backgrounds to its deliberations; and

•	should have the highest ethical standards, a strong sense of professionalism and intense dedication to serving the interests of the shareholders.

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

•

reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;

•	reviewing and approving the compensation of all of our other Section 16 executive officers;

•	reviewing our executive compensation policies and plans;

•	implementing and administering our incentive compensation equity-based remuneration plans;

•	assisting management in complying with our proxy statement and annual report disclosure requirements;

•	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees;

•	producing a report on executive compensation to be included in our annual proxy statement; and

•	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

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

Conflicts of Interest

Under Cayman Islands law, directors and officers owe the following fiduciary duties:

•	duty to act in good faith in what the director or officer believes to be in the best interests of the company as a whole;

•	duty to exercise powers for the purposes for which those powers were conferred and not for a collateral purpose;

•	duty to not improperly fetter the exercise of future discretion;

•	duty to exercise powers fairly as between different sections of shareholders;

•	duty not to put themselves in a position in which there is a conflict between their duty to the company and their personal interests; and

•	duty to exercise independent judgment.

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

•

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

•

Our sponsor and its transferees, if any, have agreed to waive their redemption rights with respect to any Class B ordinary shares and any Public Shares held by them in connection with the consummation of our initial business combination. Additionally, our sponsor has agreed to waive its redemption rights with respect to any Class B ordinary shares held by it if we fail to consummate our initial business combination within 24 months after the closing of the IPO. However, if our sponsor acquires Public Shares, it will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if we fail to consummate an initial business combination within 24 months from the closing of the IPO. If we do not complete our initial business combination within such applicable time period, the proceeds of the sale of the Private Placement Shares held in the Trust Account will be used to fund the redemption of our Public Shares, and the Private Placement Shares will expire worthless.

With certain limited exceptions, the Class B ordinary shares will not be transferable, assignable by our sponsor or certain of our directors that hold Class B ordinary shares (or any other permitted assigns, if any) until the earlier of: (A) one year after the completion of our initial business combination or (B) subsequent to our initial business combination, (x) if the last sale price of our Class A ordinary shares equals or exceeds $12.00 per ordinary share (as adjusted for share sub-divisions, share dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination, or (y) the date on which we complete a liquidation, merger, share exchange, reorganization or other similar transaction that results in all of our shareholders having the right to exchange their ordinary shares for cash, securities or other property. With certain limited exceptions, the Private Placement Shares and the Class A ordinary shares, will not be transferable, assignable or salable by our sponsor or its permitted transferees until 30 days after the completion of our initial business combination. Since our sponsor and officers and directors may directly or indirectly own ordinary shares following the IPO, our officers and directors may have a conflict of interest in determining whether a particular target business is an appropriate business with which to complete our initial business combination.

•

Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

•

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

In the event that we submit our initial business combination to our public shareholders for a vote, our sponsor has agreed to vote any Class B ordinary shares held by it and any Public Shares purchased during or after the offering in favor of our initial business combination and our officers and directors have also agreed to vote any Public Shares purchased during or after the offering in favor of our initial business combination.

If we seek shareholder approval, we will complete our initial business combination only if we receive approval pursuant to an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the company. In such case, our sponsor and each member of our management team have agreed to vote their Class B ordinary shares, Private Placement Shares and Public Shares in favor of our initial business combination.

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

Item 11. Executive Compensation

In May 24, 2021, our sponsor transferred 30,000 Class B ordinary shares to each of Adeyemi Ajao, Alana Beard, Poonam Sharma Mathis and Amanda Parness. None of our executive officers or directors have received any cash compensation for services rendered to us. Our sponsor, executive officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee reviews on a quarterly basis all payments that were made to our sponsor, executive officers or directors, or our or their affiliates. Any such payments prior to an initial business combination will be made from funds held outside the Trust Account. Other than quarterly audit committee review of such reimbursements, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and executive officers for their out-of-pocket expenses incurred in connection with our activities on our behalf in connection with identifying and consummating an initial business combination. Other than these payments and reimbursements, no compensation of any kind, including finder’s and consulting fees, will be paid by the company to our sponsor, executive officers and directors, or any of their respective affiliates, prior to completion of our initial business combination.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of March 22, 2023 by:

•	each person known by us to be the beneficial owner of more than 5% of our issued and outstanding ordinary shares;

•	each of our executive officers and directors; and

•	all our executive officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all of our ordinary shares beneficially owned by them.

	Class B Ordinary Shares			Class A Ordinary Shares
	Number of			Number of			Approximate
	Shares		Approximate	Shares		Approximate	Percentage
	Beneficially		Percentage	Beneficially		Percentage	of Voting
Name of Beneficial Owner(1)	Owned		of Class	Owned		of Class	Control
Fifth Wall Acquisition sponsor III LLC (our sponsor)	6,755,000	(2)	98.2%	907,000	(2)	3.2%	21.7%
Empyrean Capital Overseas Master Fund, Ltd.(3)	—		—	2,299,000		8.1%	6.5%
Sculptor Capital LP(4)	—		—	1,799,254		6.3%	5.1%
Saba Capital Management, L.P.(5)	—		—	1,451,258		5.1%	4.1%
Aristeia Capital, L.L.C. (6)	—		—	2,286,600		8.1%	6.5%
Andriy Mykhaylovskyy(7)	—		—	—		—	—
Brendan Wallace(7)	—		—	—		—	—
Adeyemi Ajao	30,000		*	—		—	*
Alana Beard	30,000		*	—		—	*
Poonam Sharma Mathis	30,000		*	—		—	*
Amanda Parness	30,000		*	—		—	*
Jack Selby	—		*	—		—	*
All officers and directors a group (7 individuals)	120,000		1.7%	—		—	*

*	Less than 1%.
(1)	Unless otherwise noted, the business address of each of our shareholders is 1 Little West 12th Street, 4th Floor, New York, New York 10014.
(2)

Our sponsor is the record holder of such shares. Andriy Mykhaylovskyy and Brendan Wallace are the managing members of our sponsor and therefore, may be deemed to have beneficial ownership of the ordinary shares held directly by our sponsor. Each such person disclaims any beneficial ownership of the reported shares other than to the extent of any pecuniary interest they may have therein, directly or indirectly. Mr. Mykhaylovskyy and Mr. Wallace are U.S. citizens.

(3)

Information based on the Schedule 13G/A filed on February 14, 2023 by Empyrean Capital Overseas Master Fund, Ltd. (“ECOMF”), which directly holds Class A Shares, Empyrean Capital Partners, LP (“ECP”), which serves as investment manager to ECOMF with respect to the Class A Shares directly held by ECOMF, and Mr. Amos Meron, who serves as the managing member of Empyrean Capital, LLC, the general partner of ECP, with respect to the Class A Shares directly held by ECOMF. Each of ECP and Mr. Meron may be deemed to have shared voting and dispositive power with respect to the Class A Shares directly held by ECOMF. The address of each of ECP, ECOMF and Mr. Meron is c/o Empyrean Capital Partners, LP, 10250 Constellation Boulevard, Suite 2950, Los Angeles, CA 90067.

(4)

Based on the Schedule 13G/A filed with the SEC on February 14, 2023 by Sculptor Capital LP (“Sculptor”). According to its Schedule 13G/A, Sculptor reported having sole voting power over no shares, shared voting power over 1,799,254 Class A Shares, sole dispositive power over no shares and shared dispositive power over 1,799,254 Class A Shares. Sculptor Capital LP (“Sculptor”), a Delaware limited partnership, is the principal investment manager to a number of private funds and discretionary accounts (collectively, the “Accounts”). Sculptor Capital II LP (“Sculptor-II”), a Delaware limited partnership that is wholly owned by Sculptor, also serves as the investment manager to certain of the Accounts. The Class A Shares reported are held in the Accounts managed by Sculptor and Sculptor-II. Sculptor Capital Holding Corporation (“SCHC”), a Delaware corporation, serves as the general partner of Sculptor. Sculptor Capital Holding II LLC (“SCHC-II”), a Delaware limited liability company that is wholly owned by Sculptor, serves as the general partner of Sculptor-II. Sculptor Capital Management, Inc. (“SCU”), a Delaware limited liability company, is a holding company that is the sole shareholder of SCHC and the ultimate parent company of Sculptor and Sculptor-II. Sculptor Master Fund, Ltd. (“SCMF”) is a Cayman Islands company. Sculptor is the investment adviser to SCMF. Sculptor Special Funding, LP (“NRMD”) is a Cayman Islands exempted limited partnership that is wholly owned by SCMF. Sculptor Credit Opportunities Master Fund, Ltd. (“SCCO”) is a Cayman Islands company. Sculptor is the investment adviser to SCCO. Sculptor SC II LP (“NJGC”) is a Delaware limited partnership. Sculptor-II is the investment adviser to NJGC. The address of the principal business offices of Sculptor, Sculptor-II, SCHC, SCHC-II, SCU, SCMF, NRMD, SCCO and NJGC is 9 West 57 Street, 39 Floor, New York, NY 10019.

(5)

Information based on the Schedule 13G filed on February 14, 2023 by Saba Capital Management, L.P. (“Saba LP”), Saba Capital Management GP, LLC (“Saba GP”) and Boaz R. Weinstein (“Mr. Weinstein”). Saba LP is organized as a limited partnership under the laws of the State of Delaware, Saba GP is organized as a limited liability company under the laws of the State of Delaware and Mr. Weinstein is a citizen of the United States. The address of the principal business offices of Saba LP, Saba GP and Weinstein is 405 Lexington Avenue, 58th Floor, New York, New York 10174.

(6)

Shares beneficially owned are based on a Schedule 13G filed with the SEC on February 13, 2023 by Aristeia Capital, L.L.C. (“Aristeia”). According to the Schedule 13G, Aristeia is the investment manager of, and has voting and investment control with respect to the securities described herein held by, one or more private investment funds. The address for Aristeia is One Greenwich Plaza, 3rd Floor, Greenwich, CT 06830.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

Class B Ordinary Shares

On February 24, 2021, we issued 4,312,500 Class B ordinary shares to our sponsor in exchange for a payment of $25,000 to cover for certain expenses and offering costs on behalf of us. In April 2021, the Company effected a share capitalization for Class B ordinary shares, resulting in an aggregate of 7,187,500 Class B ordinary shares outstanding and an aggregate purchase price of approximately $0.003 per ordinary share. All shares and associated amounts have been restated to reflect the share capitalization. On May 24, 2021, our sponsor transferred 30,000 Class B ordinary shares to each of Adeyemi Ajao, Alana Beard, Poonam Sharma Mathis and Amanda Parness. The number of Class B ordinary shares issued was determined based on the expectation that such Class B ordinary shares would represent 20% of the outstanding shares upon completion of the IPO, excluding the Private Placement Shares.

312,500 Class B ordinary shares were forfeited by our sponsor due to the partial exercise of the underwriters’ over-allotment option. The shares transferred to certain of our directors were not subject to forfeiture. The Class B ordinary shares (including the Class A ordinary shares issuable upon exercise thereof) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder.

Private Placement Shares

Our sponsor purchased 907,000 Private Placement Shares, at a price of $10.00 per ordinary share in a private placement concurrently with the closing of the IPO for an aggregate purchase price of $9,070,000. The Private Placement Shares are identical to the Class A ordinary shares sold in the IPO, subject to certain limited exceptions as described in the IPO prospectus.

Corporate Opportunities

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

Finder’s and Consulting Fees

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

Promissory Note

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

Related Party Loans

In addition, in order to finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete an initial business combination, we will repay such loaned amounts. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into Class A ordinary shares at a price of $10.00 per ordinary share at the option of the lender. The shares would be identical to the Private Placement Shares, including as to exercise price, exercisability and exercise period. The terms of such loans by our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account. As of December 31, 2022, there were no such loans outstanding.

Potential Arrangements

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

Registration Rights Agreement

We entered into a registration and shareholder rights agreement with respect to the Class B ordinary shares (including shares issuable upon conversion of the Class B ordinary shares) and Private Placement Shares. Upon consummation of our initial business combination and for so long as our sponsor and its permitted transferees collectively hold at least 50% of the number of ordinary shares held by the sponsor upon consummation of the IPO (after giving appropriate effect to any share sub-divisions, reverse share sub-divisions or other similar corporate transactions, or any adjustment to the conversion rate of the Class B ordinary shares in connection with an initial business combination), through our sponsor, Fifth Wall will be entitled to nominate one person for appointment to our board of directors.

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

Item 14. Principal Accountant Fees and Services

The firm of WithumSmith+Brown, PC served as the Company’s independent registered public accounting firm from February 19, 2021 (inception) through December 31, 2022. The following is a summary of fees paid to WithumSmith+Brown, PC for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements, reviews of our quarterly financial statements and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings. The aggregate fees billed by WithumSmith+Brown, PC for audit fees, inclusive of required filings with the SEC for the year ended December 31, 2022 and for the period from February 19, 2021 (inception) through December 31, 2021, and of services rendered in connection with our IPO, totaled approximately $84,000 and $123,600, respectively.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our year-end financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards. We did not pay WithumSmith+Brown, PC any audit-related fees for the year ended December 31, 2022 and for the period from February 19, 2021 (inception) through December 31, 2021.

Tax Fees. Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice. We did not pay WithumSmith+Brown, PC any tax fees for the year ended December 31, 2022 and for the period from February 19, 2021 (inception) through December 31, 2021.

All Other Fees. All other fees consist of fees billed for all other services. We did not pay WithumSmith+Brown, PC any other fees for the year ended December 31, 2022 and for the period from February 19, 2021 (inception) through December 31, 2021.

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

(3)	Exhibits

We hereby file as part of this Annual Report the exhibits listed in the attached Exhibit Index.

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated as of December 13, 2022, by and among Fifth Wall Acquisition Corp. III, Queen Merger Corp. I and Mobile Infrastructure Corporation (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on December 13, 2022).

2.2	First Amendment to Agreement and Plan of Merger, dated as of March 23, 2023, by and among Fifth Wall Acquisition Corp. III, Queen Merger Corp. I and Mobile Infrastructure Corporation (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on March 23, 2023).

3.1	Amended and Restated Memorandum and Articles of Association of the Company, effective May 24, 2021 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 28, 2021).

4.1	Description of Securities (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021).

10.1	Investment Management Trust Agreement, dated May 24, 2021, between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 28, 2021).

10.2	Registration and Shareholder Rights Agreement, dated May 24, 2021, by and among the Company, Fifth Wall Acquisition Sponsor III LLC and the other Holders (as defined therein) signatory thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 28, 2021).

10.3	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 filed on April 16, 2021).

10.4	Letter Agreement, dated May 24, 2021, by and among the Company, Fifth Wall Acquisition Sponsor III LLC and each director and executive officer of the Company (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on May 28, 2021).

10.5	Private Placement Shares Purchase Agreement, dated May 24, 2021, between the Company and the Fifth Wall Acquisition Sponsor III LLC (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on May 28, 2021).

10.6	Securities Subscription Agreement between the Company and Fifth Wall Acquisition Sponsor III LLC (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 filed on April 16, 2021).

10.7	Promissory Note between the Company and Fifth Wall Acquisition Sponsor III LLC (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 filed on April 16, 2021).

10.8	Administrative Support Agreement, dated June 7, 2021, between the Company and Fifth Wall Ventures Management (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 8, 2021)

10.9	Sponsor Lock-up Agreement, dated as of December 13, 2022, by and among Fifth Wall Acquisition Sponsor III LLC, Fifth Wall Acquisition Corp. III, and Mobile Infrastructure Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 13, 2022).

10.10	Seller Lock-up Agreement, dated as of December 13, 2022, by and among Fifth Wall Acquisition Corp. III, Mobile Infrastructure Corporation and certain security holders of Mobile Infrastructure Corporation (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 13, 2022).

10.11	Sponsor Agreement, dated as of December 13, 2022, by and among Fifth Wall Acquisition Corp. III, Fifth Wall Acquisition Sponsor III LLC, and certain holders of Fifth Wall Acquisition Corp. III’s Class B ordinary shares (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on December 13, 2022).

10.12	Form of Subscription Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on December 13, 2022).

10.13	Support Agreement, dated as of December 13, 2022, by and between Fifth Wall Acquisition Corp. III and Color Up, LLC (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on December 13, 2022).

10.14

Amended and Restated Support Agreement, dated as of March 22, 2023, by and between Fifth Wall Acquisition Corp. III and HSCP Strategic III, L.P (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 23, 2023).

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

FIFTH WALL ACQUISITION CORP. III

Date: April 6, 2023	By:	/s/ Andriy Mykhaylovskyy
Andriy Mykhaylovskyy
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Brendan Wallace Brendan Wallace	Chief Executive Officer, Chairman and Director (Principal Executive Officer)	April 6, 2023

/s/ Andriy Mykhaylovskyy Andriy Mykhaylovskyy	Chief Financial Officer and Director (Principal Financial and Accounting Officer)	April 6, 2023

/s/ Adeyemi Ajao Adeyemi Ajao	Director	April 6, 2023

/s/ Alana Beard Alana Beard	Director	April 6, 2023

/s/ Poonam Sharma Mathis Poonam Sharma Mathis	Director	April 6, 2023

/s/ Amanda Parness Amanda Parness	Director	April 6, 2023

Index to Consolidated financial statements

Page
Report of Independent Public Accounting Firm	F-2
Consolidated Balance Sheets as of December 31, 2022 and 2021	F-3
Consolidated Statements of Operations for the year ended December 31, 2022 and for the period from February 19, 2021 (inception) through December 31, 2021	F-4
Consolidated Statements of Changes in Shareholders’ Deficit for the year ended December 31, 2022 and for the period from February 19, 2021 (inception) through December 31, 2021	F-5
Consolidated Statements of Cash Flows for the year ended December 31, 2022 and for the period from February 19, 2021 (inception) through December 31, 2021	F-6
Notes to Consolidated Financial Statements	F-7

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of
Fifth Wall Acquisition Corp. III
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Fifth Wall Acquisition Corp. III (the “Company”) as of
December
31, 2022 and 2021, the related consolidated statements of operations, changes in shareholders’ deficit and cash flows for the year then ended and for the period from February 19, 2021 (inception) through December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the year then ended December 31, 2022, and the period from February 19, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
Emphasis of Matter – Restatement of Unaudited Interim Financial Statements
As discussed in Note 2 to the consolidated financial statements, the Company previously did not account for the partial waiver of the deferred underwriting fee waiver on its balance sheet. Management has determined that the forgiveness should have been treated as a credit to stockholders’ deficit. Accordingly, the 2022 unaudited interim financial statements have been restated within Note 2 to correct the accounting and related disclosure for the forgiveness of the deferred underwriting fee.
Going Concern
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, if the Company is unable to raise additional funds to alleviate liquidity needs and complete a business combination by May 27, 2023, then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.
/s/ WithumSmith+Brown, PC
We have served as the Company’s auditor since 2021.
New York, New York
April 6, 2023
PCAOB ID Number 100

FIFTH WALL ACQUISITION CORP. III
CONSOLIDATED BALANCE SHEETS

	December 31,
	2022	2021
Assets:
Current assets:
Cash	$442,673	$737,986
Prepaid expenses	282,500	1,121,860

Total current assets	725,173	1,859,846
Investments held in Trust Account	277,949,215	275,012,561

Total Assets	$278,674,388	$276,872,407

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit:
Current liabilities:
Accounts payable	$287,528	$87,097
Accrued expenses	1,539,695	212,704

Total current liabilities	1,827,223	299,801
Deferred underwriting commissions	3,609,375	9,625,000

Total liabilities	5,436,598	9,924,801
Commitments and Contingencies
Class A ordinary shares subject to possible redemption, $0.0001 par value; 27,500,000 at redemption value of $10.10 and $10.00 per share as of December 31, 2022 and 2021, respectively	277,849,215	275,000,000
Shareholders’ Deficit:
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding as of December 31, 2022 and 2021	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 907,000 shares issued and outstanding (excluding 27,500,000 shares subject to possible redemption) as of December 31, 2022 and 2021	91	91
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 6,875,000 shares issued and outstanding as of December 31, 2022 and 2021	688	688
Additional paid-in capital	—	—
Accumulated deficit	(4,612,204)	(8,053,173)

Total shareholders’ deficit	(4,611,425)	(8,052,394)

Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$278,674,388	$276,872,407

The accompanying notes are an integral part of these consolidated financial statements.

FIFTH WALL ACQUISITION CORP. III
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31, 2022	For the Period from February 19, 2021 (Inception) Through December 31, 2021

General and administrative expenses	$2,452,095	$1,039,142
General and administrative expenses—related party	210,000	74,000

Loss from operations	(2,662,095)	(1,113,142)
Other income:
Income from investments held in Trust Account	2,936,654	12,561

Net income (loss)	$274,559	$(1,100,581)

Weighted average number of shares outstanding of Class A ordinary shares	28,407,000	19,687,130

Basic and diluted net income (loss) per share, Class A ordinary shares	$0.01	$(0.04)

Weighted average number of shares outstanding of Class B ordinary shares	6,875,000	6,683,149

Basic and diluted net income (loss) per share, Class B ordinary shares	$0.01	$(0.04)

The accompanying notes are an integral part of these consolidated financial statements.

FIFTH WALL ACQUISITION CORP. III
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

	Ordinary shares				Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Class A		Class B
	Shares	Amount	Shares	Amount

Balance—February 19, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	—	—	7,187,500	719	24,281	—	25,000
Sale of private placement shares to Sponsor	907,000	91	—	—	9,069,909	—	9,070,000
Accretion of Class A ordinary shares subject to possible redemption amount	—	—	—	—	(9,094,190)	(7,005,176)	(16,099,366)
Forfeiture of Class B ordinary shares	—	—	(312,500)	(31)	31	—	—
Subsequent measurement of Class A ordinary shares subject to redemption against additional paid-in capital and accumulated deficit	—	—	—	—	(31)	52,584	52,553
Net loss	—	—	—	—	—	(1,100,581)	(1,100,581)

Balance—December 31, 2021	907,000	91	6,875,000	688	—	(8,053,173)	(8,052,394)
Adjustment for accretion of Class A ordinary share subject to possible redemption amount	—	—	—	—	—	3,166,410	3,166,410
Net income	—	—	—	—	—	274,559	274,559

Balance—December 31, 2022	907,000	$91	6,875,000	$688	$—	$(4,612,204)	$(4,611,425)

The accompanying notes are an integral part of these consolidated financial statements.

FIFTH WALL ACQUISITION CORP. III
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31, 2022	For the Period from February 19, 2021 (Inception) Through December 31, 2021

Cash Flows from Operating Activities:
Net income (loss)	$274,559	$(1,100,581)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
General and administrative expenses paid by Sponsor in exchange for issuance of Class B ordinary shares	—	25,000
Income from investments held in Trust Account	(2,936,654)	(12,561)
Changes in operating assets and liabilities:
Prepaid expenses	839,360	(1,121,860)
Accounts payable	200,431	87,097
Accrued expenses	1,396,991	142,704

Net cash used in operating activities	(225,313)	(1,980,201)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	—	(275,000,000)

Net cash used in investing activities	—	(275,000,000)

Cash Flows from Financing Activities:
Repayment of note payable to related party	—	(108,892)
Proceeds from note payable to related party	—	108,892
Proceeds received from private placement	—	9,070,000
Proceeds received from initial public offering, gross	—	275,000,000
Offering costs paid	(70,000)	(6,351,813)

Net cash provided by financing activities	(70,000)	277,718,187

Net change in cash	(295,313)	737,986
Cash—beginning of the period	737,986	—

Cash—end of the period	$442,673	$737,986

Supplemental disclosure of noncash activities:
Offering costs included in accrued expenses	$—	$70,000
Deferred Underwriting commissions in connection with the initial public offering	$—	$9,625,000
Extinguishment of deferred underwriting commissions allocated to Public Shares	$6,015,625	$—
The accompanying notes are an integral part of these consolidated financial statements.

FIFTH WALL ACQUISITION CORP. III
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
As of December 31, 2022, the Company had not commenced any operations. All activity for the period from February 19, 2021 (inception) through December 31, 2022 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below, and seeking a Business Combination following the Initial Public Offering. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering (as defined below).
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

FIFTH WALL ACQUISITION CORP. III
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

FIFTH WALL ACQUISITION CORP. III
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Proposed Merger
On December 13, 2022, the Company (together with its successors, including after the Domestication (as defined below)), entered into an agreement and plan of merger (as it may be amended, supplemented or otherwise modified from time to time, the “Merger Agreement”), by and among the Company, Queen Merger Corp. I, a Maryland corporation and a wholly-owned subsidiary of the Company (“Merger Sub”), and Mobile Infrastructure Corporation, a Maryland corporation (“MIC”). The transactions set forth in the Merger Agreement, including the Mergers (defined below), will constitute an “initial business combination” as contemplated by the Amended and Restated Memorandum and Articles of Association and is referred to herein as the “Merger”.
On March 23, 2023, the Company, Merger Sub and MIC entered into the First Amendment to the Agreement and Plan of Merger (the “First Amendment”) to, among other things, clarify the intended tax treatment of the Merger, expand the size of the post-closing board of directors, and revise certain pre-closing reorganizational steps of MIC affiliates.
The Mergers
The Merger Agreement provides for, among other things, the following transactions: (i) the Company will transfer by way of continuation from the Cayman Islands to the State of Maryland and will domesticate by means of a corporate conversion (the “Domestication”) to a Maryland corporation (“Surviving Pubco”) in accordance with Title 3, Section 9 of the Maryland General Corporation Law, as amended (the “MGCL”), and Part XII of the Cayman Islands Companies Act (as revised), and, in connection with the Domestication, (A) each then issued and outstanding Class A ordinary share, par value $0.0001 per share, of the Company (the “Class A Shares”) will convert automatically, on a one-for-one basis,
into one share of common stock, par value $0.0001, of Surviving Pubco (the “Surviving Pubco Shares”); and (B) each then issued and outstanding Class B ordinary share, par value $0.0001 per share, of the Company will convert automatically, on a one-for-one basis,
into one Surviving Pubco Share; and (ii) following the Domestication, (A) Merger Sub will merge with and into MIC in accordance with the MGCL (the “First Merger”), with MIC continuing as the surviving entity (the “First-Step Surviving Company”) and (B) immediately following the effectiveness of the First Merger, the First-Step Surviving Company will merge with and into Surviving Pubco in accordance with the MGCL (the “Second Merger” and, together with the First Merger, the “Mergers”), with Surviving Pubco continuing as the surviving entity (the “Second-Step Surviving Company”).

FIFTH WALL ACQUISITION CORP. III
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Lock-up Agreements
Sponsor Lock-up Agreement
Concurrently with the execution of the Merger Agreement, our sponsor, MIC and the Company entered into a lock-up
agreement (“Sponsor
Lock-up
Agreement”). Pursuant to the Sponsor
Lock-up
Agreement, our sponsor agreed, among other things, that its shares received in exchange for the Class A Shares in the Mergers, may not be transferred until, subject to certain customary exceptions, the earlier to occur of (a)

six (6) months
following the consummation of the transactions contemplated by the Merger Agreement (the “Closing”) and (b) the date after the Closing on which the Company completes a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of the Company’s shareholders having the right to exchange their equity holdings in the Company for cash, securities or other property.
Seller Lock-up Agreement
Concurrently with the execution of the Merger Agreement, certain security holders of MIC (“MIC Holders”), the Company and MIC entered into a lock-up agreement
(“Seller Lock-up Agreement”).
Pursuant to the
Seller Lock-up Agreement,
MIC Holders agreed, among other things, that their shares of Surviving Pubco Shares received in exchange for their shares of MIC Common Stock may not be transferred until, subject to certain customary exceptions, the earlier to occur of (a) six (6) months following Closing and (b) the date after the Closing on which the Company completes a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of the Company’s shareholders having the right to exchange their equity holdings in the Company for cash, securities or other property.
Sponsor Agreement
Concurrently with the execution of the Merger Agreement, the Company also entered into a Sponsor Agreement (the “Sponsor Agreement”) with our sponsor
, and certain holders of the Company’s Class B ordinary shares, par value $0.0001 per share (the “Class B Holders”), whereby our sponsor
and the Class B Holders, have agreed to waive certain of their anti-dilution and conversion rights with respect to their Class B ordinary shares

(such shares, together with any Class A Shares or Surviving Pubco Shares issuable upon conversion thereof, the “Founder Shares”).
Ou
r
s
ponsor also has agreed to certain restrictions with respect to its Founder Shares, as follows: (a) 1,658,750
 Founder Shares will vest at such time as the aggregate volume-weighted average price per Surviving Pubco Share for any
5
-consecutive trading
day period after the date on which the Closing occurs (the “Closing Date”) equals or exceed $
16.00 per share (provided that such Founder Shares will be cancelled if the Founder Shares have not vested prior to December 31, 2026), (b) 1,658,750 Founder Shares will vest at such time as the aggregate volume-weighted average price per Surviving Pubco Share for any 5-consecutive trading
day period after the Closing Date equals or exceeds $20.00 per share (provided that such Founder Shares will be cancelled if the Founder Shares have not vested prior to December 31, 2028), (c)
our sponsor
will deliver to the Company for cancellation and for no consideration 1,375,000 Founder Shares and any portion of 2,062,500 Founder Shares not transferred to third-party investors in connection with the Closing, and (d) if the aggregate cash proceeds generated
from
additional Subscription Agreements (defined below) entered into with other investors

(

the “
PIPE Investments
”)
(excluding
the Initial PIPE Investment
 (defined below)
and PIPE Investments by MIC’s directors, officers and affiliates) and any other third-party financing (other than debt financing) to be funded at the Closing are less than $40,000,000, our
s
ponsor will deliver to the Company for cancellation and for no consideration 1,375,000 Founder Shares, which number of shares shall be reduced to 1,000,000 Founder Shares if such cash proceeds at Closing equal or exceed $40,000,000 but are less than $50,000,000. If earlier, the Founder Shares described in the foregoing clauses (a) and (b) shall vest on the date after the Closing on which Surviving Pubco (or its successors) completes a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of Surviving Pubco’s (or its successor’s) stockholders having the right to exchange their Surviving Pubco Shares for cash, securities or other property.

FIFTH WALL ACQUISITION CORP. III
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PIPE Investment (Private Placement)
Concurrently with the execution of the Merger Agreement, the Company entered into a subscription agreement (the “Subscription Agreement”) with each of Harvest Small Cap Partners, L.P. and Harvest Small Cap Partners Master, Ltd. (collectively, the “Initial PIPE Investor”), pursuant to which, among other things, the Initial PIPE Investor has agreed to subscribe for and purchase, and the Company has agreed to issue and sell to the Initial PIPE Investor an aggregate of 1,200,000 Surviving Pubco Shares for a purchase price of $10.00 per 1.2 shares, on the terms and subject to the conditions set forth therein (the “Initial PIPE Investment”). The Subscription Agreement contains customary representations and warranties of the Company, on the one hand, and the Initial PIPE Investor, on the other hand, and customary conditions to closing, including the consummation of the transactions contemplated by the Merger Agreement. Surviving Pubco Shares to be issued and sold to the Initial PIPE Investor pursuant to the Subscription Agreement will not be registered under the Securities Act, in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder. The Subscription Agreement provides the Initial PIPE Investor with certain customary registration rights. The Subscription Agreement further provides that one-sixth of
the Surviving Pubco Shares issued to the PIPE Investors will be subject to certain transfer restrictions.

Support Agreements
Color Up Support Agreement
Concurrently with the execution of the Merger Agreement, the Company and Color Up, LLC, a Delaware limited liability company (“Color Up”), entered into an agreement (the “Color Up Support Agreement”) pursuant to which Color Up agreed to vote its shares of MIC Common Stock (i) in favor of the Mergers and the transactions contemplated by the Merger Agreement, (ii) in favor of any proposal to adjourn a meeting of the MIC stockholders at which there is a proposal to adopt the Merger Agreement if there are not sufficient votes to adopt the proposals described in clause (i) above or if there are not sufficient shares of MIC’s common stock present in person or represented by proxy to constitute a quorum, (iii) against any merger, purchase of all or substantially all of the MIC’s assets or other business combination transaction (other than the Merger Agreement), (iv) subject to certain exceptions, in any circumstances upon which a consent or other approval is required under MIC’s Charter or otherwise sought with respect to the Merger Agreement (including the Mergers), to vote, consent or approve all of Color Up’s MIC Common Stock held at such time in favor thereof, (v) against and withhold consent with respect to any merger, purchase of all or substantially all of MIC’s assets or other business combination transaction (other than the Merger Agreement), (vi) against any proposal, action or agreement that would impede, frustrate, prevent or nullify any provision of the Color Up Support Agreement, the Merger Agreement, or the Mergers, and (vii) in favor of any proposal to amend the Third Amended and Restated Limited Partnership Agreement of Mobile Infra Operating Partnership, L.P. (including the conversion to a limited liability company, the “LLCA”), as contemplated by the Merger Agreement. The Color Up Support Agreement also contains customary termination provisions.

FIFTH WALL ACQUISITION CORP. III
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HS3 Support Agreement
Concurrently with the execution of the Merger Agreement, the Company and HSCP Strategic III, L.P., a Delaware limited partnership (“HS3”), entered into an agreement (as amended by the First Amendment, the “A&R HS3 Support Agreement”) pursuant to which HS3 agreed to, among other things, enter into the LLCA in connection with the consummation of the Merger. The A&R HS3 Support Agreement also contains customary termination provisions.
Additional information regarding MIC and the Merger is available in the proxy statement/prospectus most recently filed by the Company with the SEC on January 13, 2023.
Liquidity and Going Concern
As of December 31, 2022, the Company had approximately $443,000 in its operating bank account and working capital deficit
 of approximately $1.1 million.
The Company’s liquidity needs through December 31, 2022 have been satisfied through a payment of $25,000 by the Sponsor to cover for certain expenses in exchange for the issuance of the Founder Shares (as defined in Note 5), the loan of approximately $109,000 from the Sponsor pursuant to the Note (see Note 5), and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Company fully repaid the Note on May 28, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 5). As of December 31, 2022 and 2021, there were no amounts outstanding under any Working Capital Loan.
In connection with the Company’s assessment of going concern considerations in accordance with FASB Accounting Standards Update (“ASU”)
2014-15,
“Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the liquidity needs, mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after May 27, 2023. The consolidated financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern. The Company intends to complete a Business Combination before the mandatory liquidation date. Over this time period, the Company will be using the funds outside of the Trust Account for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.
NOTE 2. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS
The Company had recognized a liability upon closing of their initial public offering in May 2021 for a portion of the underwriters’ commissions which was contingently payable upon closing of a future business combination, with the offsetting entry resulting in an initial discount to the securities sold in the initial public offering. On June 6, 2022, Goldman Sachs & Co. LLC irrevocably waived its rights to the deferred underwriting commissions due under the underwriting agreement. The Company did not recognize the waiver in the Company’s Form
10-Qs
for the quarterly periods ended June 30, 2022 and September 30, 2022 (the “Affected Quarterly Periods”). Upon subsequent review and analysis, management concluded that the Company should have recognized the extinguishment of contingent liability allocated to Public Shares as an adjustment to the carrying value of the Class A ordinary shares subject to possible redemption.
Therefore, the Company’s management and the Audit Committee of the Company’s Board of Directors (the “Audit Committee”) concluded that the Company’s Affected Quarterly Periods should no longer be relied upon and that it is appropriate to restate them. As such, the Company will restate its financial statements in this Form
10-K.
The previously presented Affected Quarterly Period should no longer be relied upon.
Impact of the Restatement
The impact of the restatement on the unaudited interim balance sheets, statements of changes in stockholders’ deficit and statements of cash flows for the affected period is presented below. The restatement had no impact on net cash flows from operating, investing or financing activities.
Balance Sheets:
The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported balance sheet as of June 30, 2022:

	As of June 30, 2022
	As Previously Reported	Restatement Adjustment	As Restated
Total Assets	$276,393,463	$—	$276,393,463

Total current liabilities	412,495	—	412,495
Deferred underwriting commissions	9,625,000	(3,609,375)	6,015,625

Total liabilities	10,037,495	(3,609,375)	6,428,120

Class A ordinary shares subject to possible redemption	275,043,954	—	275,043,954
Preferred shares	—	—	—
Class A ordinary shares	91	—	91
Class B ordinary shares	688	—	688
Additional paid-in capital	—	—	—
Accumulated deficit	(8,688,765)	3,609,375	(5,079,390)

Total shareholders’ deficit	(8,687,986)	3,609,375	(5,078,611)

Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$276,393,463	$—	$276,393,463

The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported balance sheet as of September 30, 2022:

	As of September 30, 2022
	As Previously Reported	Restatement Adjustment	As Restated
Total Assets	$276,978,583	$—	$276,978,583

Total current liabilities	467,636	—	467,636
Deferred underwriting commissions	9,625,000	(3,609,375)	6,015,625

Total liabilities	10,092,636	(3,609,375)	6,483,261

Class A ordinary shares subject to possible redemption	275,905,944	—	275,905,944
Preferred shares	—	—	—
Class A ordinary shares	91	—	91
Class B ordinary shares	688	—	688
Additional paid-in capital	—	—	—
Accumulated deficit	(9,020,776)	3,609,375	(5,411,401)

Total shareholders’ deficit	(9,019,997)	3,609,375	(5,410,622)

Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$276,978,583	$—	$276,978,583

Statement of Changes in Stockholders’ Deficit:
The table below presents the effect of the financial statement adjustments related to the restatement
discussed above of the Company’s previously reported accumulated deficit in the statement of changes in stockholders’ deficit for the six months ended June 30, 2022:

	For the Six Months Ended June 30, 2022
	As Previously Reported	Restatement Adjustment	As Restated
Balance—December 31, 2021	$(8,053,173)	$—	$(8,053,173)
Adjustment for accretion of Class A ordinary shares subject to possible redemption amount	(43,954)	3,609,375	3,565,421
Net loss	(591,638)	—	(591,638)

Balance—June 30, 2022	$(8,688,765)	$3,609,375	$(5,079,390)

The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported accumulated deficit in the statement of changes in stockholders’ deficit for the nine months ended
September
30, 2022:

	For the Nine Months Ended September 30, 2022
	As Previously Reported	Restatement Adjustment	As Restated
Balance—December 31, 2021	$(8,053,173)	$—	$(8,053,173)
Adjustment for accretion of Class A ordinary shares subject to possible redemption amount	(905,944)	3,609,375	2,703,431
Net loss	(61,659)	—	(61,659)

Balance—September 30, 2022	$(9,020,776)	$3,609,375	$(5,411,401)

Statement of Cash Flows:

The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported statement of cash flows for the six months ended June 30, 2022:

	For the Six Months Ended June 30, 2022
	As Previously Reported	Restatement Adjustment	As Restated
Supplemental disclosure of noncash financing activities:
Extinguishment of deferred underwriting commissions allocated to Public Shares	$—	$3,609,375	$3,609,375
The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported statement of cash flows for the nine months ended September 30, 2022:

	For the Nine Months Ended September 30, 2022
	As Previously Reported	Restatement Adjustment	As Restated
Supplemental disclosure of noncash financing activities:
Extinguishment of deferred underwriting commissions allocated to Public Shares	$—	$3,609,375	$3,609,375
NOTE 3. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of presentation
The accompanying consolidated financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

FIFTH WALL ACQUISITION CORP. III
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Principles of Consolidation
The consolidated financial statements of the Company include its wholly-owned subsidiary in connection with the Proposed Business Combination. All inter-company accounts and transactions are eliminated in consolidation.
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
Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging
growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s consolidated financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.
Use of estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods.
Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of December 31, 2022 and 2021.
Investments Held in Trust Account
The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the consolidated balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in income on investments held in the Trust Account in the accompanying statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

FIFTH WALL ACQUISITION CORP. III
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Concentration of credit risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation coverage limit of $250,000. As of December 31, 2022 and 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.
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
Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. As part of the Private Placement, the Company issued 907,000 shares of Class A ordinary shares to the Sponsor. These Private Placement Shares will not be transferable, assignable or salable until 30 days after the completion of the initial business combination, as such are considered non-redeemable
and presented as permanent equity in the Company’s

FIFTH WALL ACQUISITION CORP. III
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

consolidated balance sheets. The Company’s redeemable Class A ordinary shares sold as part of the Initial Public Offering, feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, 27,500,000 Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ (deficit) equity section of the Company’s consolidated balance sheets.
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
The following table presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each class of ordinary shares:

	For the Year Ended December 31, 2022		For the Period from February 19, 2021 (Inception) Through December 31, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per ordinary share:
Numerator:
Allocation of net income (loss)	$221,059	$53,500	$(821,655)	$(278,926)
Denominator:
Basic and diluted weighted average ordinary shares outstanding	28,407,000	6,875,000	19,687,130	6,683,149

Basic and diluted net income (loss) per ordinary share	$0.01	$0.01	$(0.04)	$(0.04)

Income taxes
FASB ASC Topic 740, “Income Taxes,” prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not
to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2022 and 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

FIFTH WALL ACQUISITION CORP. III
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company is considered an exempted Cayman Islands company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.
Recent accounting standards
In June 2022, the FASB issued ASU
2022-03,
ASC Subtopic 820, “Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions”. The ASU amends ASC 820 to clarify that a contractual sales restriction is not considered in measuring an equity security at fair value and to introduce new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value. The ASU applies to both holders and issuers of equity and equity-linked securities measured at fair value. The amendments in this ASU are effective for the Company in fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. The Company is still evaluating the impact of this pronouncement on the consolidated financial statements.
Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s consolidated financial statements.
NOTE 4. INITIAL PUBLIC OFFERING
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
NOTE 5. RELATED PARTY TRANSACTIONS
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

FIFTH WALL ACQUISITION CORP. III
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into shares of the post Business Combination entity at a price of $10.00 per share. The shares would be identical to the Private Placement Shares. As of December 31, 2022 and 2021 the Company had no outstanding borrowing under the Working Capital Loan.
Administrative Services Agreement
The Company entered into an Administrative Support Agreement (the “Administrative Support Agreement”) with Fifth Wall Ventures Management, LLC (“Management Company”) pursuant to which it agreed to pay Management Company a total of up to $17,500 per month for office space and professional, secretarial, administrative and support services provided to the Company. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the year ended December 31, 2022 and for the period from February 19, 2021 (inception) through December 31, 2021, the Company incurred expenses of $210,000 and $74,000, under this agreement, respectively. As of December 31, 2022 and 2021, the Company had $284,000 and $74,000, respectively, in balance outstanding for services in connection with such agreement on the accompanying consolidated balance sheets.
In addition, the Sponsor, officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket
expenses incurred in connection with activities on the Company’s behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. The Company’s audit committee will review on a quarterly basis all payments that were made to the Sponsor, officers or directors, or the Company’s or their affiliates. Any such payments prior to an initial Business Combination will be made from funds held outside the Trust Account. For the year ended December 31, 2022 and for the period from February 19, 2021 (inception) through December 31, 2021, and as of December 31, 2022 and 2021, no such amounts were reimbursed or accrued respectively.

FIFTH WALL ACQUISITION CORP. III
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6. COMMITMENTS AND CONTINGENCIES
Registration and Shareholder Rights
The holders of Founder Shares, Private Placement Shares and Private Placement Shares that may be issued upon conversion of Working Capital Loans, were entitled to registration rights pursuant to a registration and shareholder rights agreement signed upon consummation of the Initial Public Offering. The holders of these securities were entitled to make up to three demands, excluding short form demands, that the Company registered such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the Company’s completion of its Business Combination. However, the registration and shareholder rights agreement provide that the Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lock-up
period, which occurs (i) in the case of the Founder Shares, in accordance with the letter agreement the Company’s initial shareholders entered into and (ii) in the case of the Private Placement Shares, 30 days after the completion of the Company’s Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements. For the year ended December 31, 2022 and for the period from February 19, 2021 (inception) through December 31, 2021, and as of December 31, 2022 and 2021,
no
such amounts were reimbursed or accrued respectively
.
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
The underwriters were entitled to an underwriting discount of $0.20 per Public Share, or $5.5 million in the aggregate, paid upon the closing of the Initial Public Offering. In addition, $0.35 per Public Share, or approximately $9.6 million in the aggregate will be payable to the underwriters for deferred underwriting commissions. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement. In 2022, Goldman Sachs & Co. LLC (“Goldman”) and BofA Securities, Inc. (“BofA”), two of the representatives of the underwriters of the Company’s IPO, waived their deferred underwriting fee that accrued from their participation in the IPO, resulting in a gain from settlement of deferred underwriting commissions of approximately $6.0 million.
Risks and Uncertainties
Management continues to evaluate the impact of the
COVID-19
pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of the consolidated financial statements. The consolidated financial statements does not include any adjustments that might result from the outcome of this uncertainty.
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

FIFTH WALL ACQUISITION CORP. III
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7—CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION
Some of the Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 200,000,000 shares of Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of December 31, 2022 and 2021, there were 28,407,000 shares of Class A ordinary shares outstanding, of which 27,500,000 were subject to possible redemption and are classified outside of permanent equity in the consolidated balance sheets.
The Class A ordinary shares subject to possible redemption reflected on the consolidated balance sheets is reconciled on the following table:

Gross proceeds	$275,000,000
Less:
Offering costs allocated to Class A ordinary shares subject to possible redemption	(16,046,813)
Plus:
Accretion of carrying value to redemption value	16,046,813

Class A ordinary shares subject to possible redemption as of December 31, 2021	275,000,000
Plus:
Waiver of offering costs allocated to Class A ordinary shares subject to possible redemption	6,015,625
Less:
Increase in redemption value of Class A ordinary shares subject to possible redemption	(3,166,410)

Class A ordinary shares subject to possible redemption as of December 31, 2022	$277,849,215

NOTE 8. SHAREHOLDERS’ DEFICIT
Preference Shares
-The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share. As of December 31, 2022 and 2021, there were no preference shares issued or outstanding.
Class
 A Ordinary Shares-
The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of December 31, 2022 and 2021, there were 28,407,000 Class A ordinary shares outstanding, of which 27,500,000 are classified as temporary equity (see Note 6).
Class
 B Ordinary Shares
–The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of December 31, 2022 and 2021, there were 6,875,000 Class B ordinary shares issued and outstanding (see Note 4).
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

FIFTH WALL ACQUISITION CORP. III
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9. FAIR VALUE MEASUREMENTS
The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2022 and 2021 by level within the fair value hierarchy:

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Description
Assets—Investments held in Trust Account—Money Market Fund
December 31, 2022	$277,949,215	$—	$—
December 31, 2021	$275,012,561	$—	$—
Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. For the period from February 19, 2021 (inception) through December 31, 2022, there were no transfers to/from Levels 1, 2, and
3
.
Level 1 instruments include investments in money market funds invested in US government securities. The Company uses inputs such as actual trade data, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments. No money has been
withdrawn from the Trust.
NOTE 10.  SUBSEQUENT EVENTS
On February 24, 2023, Deutsche Bank Securities Inc., an underwriter to the Company’s IPO, waived its entitlement to its portion of its deferred underwriting fee payable upon consummation of an initial business combination pursuant to the underwriting agreement.
On March 23, 2023, the Company, Merger Sub and MIC entered into the First Amendment to the Agreement and Plan of Merger (the “First Amendment”) to, among other things, clarify the intended tax treatment of the Merger, expand the size of the post-closing board of directors, and revise certain pre-closing reorganizational steps of MIC affiliates.
The Company evaluated subsequent events and transactions that occurred after the balance sheet date and up to the date consolidated financial statements were issued. Based upon this review, other than as disclosed above, the Company did not identify any other subsequent events, that would have required adjustment or disclosure in the consolidated financial statements.