Form 10-Q
period 2023-03-31
Fifth Wall Acquisition Corp. III
filed 2023-05-15
CIK 1847874

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission File
Number:001-40415

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule
12b-2of
the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in
Rule12b-2of
the Exchange Act).    Yes
☒
No  ☐
As of May
12
, 2023, 28,407,000 Class A ordinary shares, par value $0.0001 per share, and 6,875,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

FIFTH WALL ACQUISITION CORP. III

Form 10-Q

For the Quarter Ended March 31, 2023

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements
FIFTH WALL ACQUISITION CORP. III
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2023	December 31, 2022
	(Unaudited)
Assets:
Current assets:
Cash	$125,052	$442,673
Prepaid expenses	123,125	282,500

Total current assets	248,177	725,173
Investments held in Trust Account	280,746,517	277,949,215

Total Assets	$280,994,694	$278,674,388

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit:
Current liabilities:
Accounts payable	$341,402	$287,528
Accrued expenses	2,306,149	1,539,695

Total current liabilities	2,647,551	1,827,223
Deferred underwriting commissions	—	3,609,375

Total liabilities	2,647,551	5,436,598

Commitments and Contingencies
Class A ordinary shares subject to possible redemption, $0.0001 par value; 27,500,000 at redemption value of $10.21 and $10.10 per share as of March 31, 2023 and December 31, 2022, respectively	280,646,517	277,849,215
Shareholders’ Deficit:
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding as of March 31, 2023 and December 31, 2022	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 907,000 shares issued and outstanding (excluding 27,500,000 shares subject to possible redemption) as of March 31, 2023 and December 31, 2022	91	91
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 6,875,000 shares issued and outstanding as of March 31, 2023 and December 31, 2022	688	688
Additional paid-in capital	—	—
Accumulated deficit	(2,300,153)	(4,612,204)

Total shareholders’ deficit	(2,299,374)	(4,611,425)

Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$280,994,694	$278,674,388

See accompanying notes to unaudited condensed financial statements.

FIFTH WALL ACQUISITION CORP. III
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For t he Three Months Ended March 31,
	2023	2022
General and administrative expenses	$1,244,824	$329,666
General and administrative expenses—related party	52,500	30,000

Loss from operations	(1,297,324)	(359,666)
Other income:
Income from investments held in Trust Account	2,797,302	6,781

Net income (loss)	$1,499,978	$(352,885)

Weighted average number of shares outstanding of Class A ordinary shares	28,407,000	28,407,000

Basic and diluted net income (loss) per share, Class A ordinary shares	$0.04	$(0.01)

Weighted average number of shares outstanding of Class B ordinary shares	6,875,000	6,875,000

Basic and diluted net income (loss) per share, Class B ordinary shares	$0.04	$(0.01)

See accompanying notes to unaudited condensed financial statements.

FIFTH WALL ACQUISITION CORP. III
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE THREE MONTHS ENDED MARCH 31, 2023

	Ordinary shares				Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance—December 31, 2022	907,000	$91	6,875,000	$688	$—	$(4,612,204)	$(4,611,425)
Net income	—	—	—	—	—	1,499,978	1,499,978
Increase in redemption value of Class A ordinary shares subject to possible redemption	—	—	—	—	—	812,073	812,073

Balance—March 31, 2023 (Unaudited)	907,000	$91	6,875,000	$688	$—	$(2,300,153)	$(2,299,374)

FOR THE THREE MONTHS ENDED MARCH 31, 2022

	Ordinary shares				Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance—December 31, 2021	907,000	$91	6,875,000	$688	$—	$(8,053,173)	$(8,052,394)
Net loss	—	—	—	—	—	(352,885)	(352,885)

Balance—March 31, 2022 (Unaudited)	907,000	$91	6,875,000	$688	$—	$(8,406,058)	$(8,405,279)

See accompanying notes to unaudited condensed financial statements.

FIFTH WALL ACQUISITION CORP. III
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended March 31,
	2023	2022
Cash Flows from Operating Activities:
Net income (loss)	$1,499,978	$(352,885)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Income from investments held in Trust Account	(2,797,302)	(6,781)
Changes in operating assets:
Prepaid expenses	159,375	169,110
Accounts payable	53,874	33,009
Accrued expenses	766,454	83,902

Net cash used in operating activities	(317,621)	(73,645)

Net change in cash	(317,621)	(73,645)
Cash—beginning of the period	442,673	737,986

Cash—end of the period	$125,052	$664,341

Supplemental disclosure of noncash financing activities:
Extinguishment of deferred underwriting commissions	$3,609,375	$—

See accompanying notes to unaudited condensed financial statements.

FIFTH WALL ACQUISITION CORP. III
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2023
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
As of March 31, 2023, the Company had not commenced any operations. All activity for the period from February 19, 2021 (inception) through March 31, 2023 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below, and seeking a Business Combination following the Initial Public Offering. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering (as defined below).
The Company’s sponsor is Fifth Wall Acquisition Sponsor III LLC, a Cayman Islands exempted limited company (the “Sponsor”). The registration statement on Form S-1 for the Company’s Initial Public Offering was declared effective on May 24, 2021. On May 27, 2021, the Company consummated its Initial Public Offering of 27,500,000 Class A ordinary shares (the “Public Shares”), including 2,500,000 Public Shares as a result of the underwriters’ partial exercise of their over-allotment option, at an offering price of $10.00 per Public Share, generating gross proceeds of $275.0 million, and incurring offering costs of approximately $16.1 million, of which approximately $9.6 million was for deferred underwriting commissions (
see
Note 5).
Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement (“Private Placement”) of 907,000 Class A ordinary shares (the “Private Placement Shares”), at a price of $10.00 per Private Placement Share to the Sponsor, generating gross proceeds of approximately $9.1 million (
see
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

FIFTH WALL ACQUISITION CORP. III
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2023

These redeemable Public Shares were classified as temporary equity in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480
,
“Distinguishing Liabilities from Equity.” The Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon consummation of such a Business Combination and only if a majority of the ordinary shares, represented in person or by proxy and entitled to vote thereon, voted at a shareholder meeting are voted in favor of the Business Combination. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to the amended and restated memorandum and articles of association which the Company adopted upon the consummation of the Initial Public Offering (the “Amended and Restated Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transactions is required by law, or the Company decides to obtain shareholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or vote at all. If the Company seeks shareholder approval in connection with a Business Combination, the initial shareholders (as defined below) agreed to vote their Founder Shares (as defined below in Note
4
) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the initial shareholders agreed to waive their redemption rights with respect to their Founder Shares, Private Placement Shares and Public Shares in connection with the completion of a Business Combination.
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

FIFTH WALL ACQUISITION CORP. III
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2023

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
Proposed Merger
On December 13, 2022, the Company (together with its successors, including after the Domestication (as defined below)), entered into an agreement and plan of merger (as it may be amended, supplemented or otherwise modified from time to time, the “Merger Agreement”), by and among the Company, Queen Merger Corp. I, a Maryland corporation and a wholly owned subsidiary of the Company (“Merger Sub”), and Mobile Infrastructure Corporation, a Maryland corporation (“MIC”). The transactions set forth in the Merger Agreement, including the Mergers (defined below), will constitute an “initial business combination” as contemplated by the Amended and Restated Memorandum and Articles of Association and is referred to herein as the “Merger”.
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
the Sponsor
, MIC and the Company entered into a
lock-up
agreement (“Sponsor
Lock-up
Agreement”). Pursuant to the Sponsor
Lock-up
Agreement,
the Sponsor
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

FIFTH WALL ACQUISITION CORP. III
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2023

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
Sponsor Agreement
Concurrently with the execution of the Merger Agreement, the Company also entered into a Sponsor Agreement (the “Sponsor Agreement”) with the Sponsor
, and certain holders of the Company’s Class B ordinary shares, par value $0.0001 per share (the “Class B Holders”), whereby the Sponsor
and the Class B Holders, have agreed to waive certain of their anti-dilution and conversion rights with respect to their Class B ordinary shares.
The Sponsor
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
the Sponsor
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
the Sponsor
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

FIFTH WALL ACQUISITION CORP. III
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2023

Additional information regarding MIC and the Merger is available in the proxy statement/prospectus most recently filed by the Company with the SEC on January 13, 2023.
Liquidity and Going Concern Consideration
As of March 31, 2023, the Company had approximately $125,000 in its operating bank account and working capital deficit of approximately $2.4 million.
The Company’s liquidity needs through March 31, 2023 have been satisfied through a payment of $25,000 by the Sponsor to cover for certain expenses in exchange for the issuance of the Founder Shares (as defined in Note 4), the loan of approximately $109,000 from the Sponsor pursuant to the Note (see Note 4), and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Company fully repaid the Note on May 28, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 4). As of March 31, 2023 and December 31, 2022, there were no amounts outstanding under any Working Capital Loan.
In connection with the Company’s assessment of going concern considerations in accordance with FASB Accounting Standards Update (“ASU”)

2014-15,

“Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the liquidity needs, mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after May 27, 2023. The unaudited condensed consolidated financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern. The Company intends to complete a Business Combination before the mandatory liquidation date. On May 1, 2023, the Company filed a definitive proxy statement seeking approval from its shareholders to, among other things, amend the governing documents of the Company to extend the mandatory liquidation date from May 27, 2023 to September 15, 2023 to provide additional time for the Company to complete a Business Combination. The Company shareholder meeting to vote on such amendments is scheduled for May 17, 2023. Over this time period, the Company will be using the funds outside of the Trust Account for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

FIFTH WALL ACQUISITION CORP. III
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2023

NOTE 2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and Article 8 of Regulation
S-X.
Certain disclosures included in the annual financial statements have been condensed or omitted from these unaudited condensed consolidated financial statements as they are not required for interim unaudited condensed consolidated financial statements under GAAP and the rules of the SEC. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023 or any future period.
The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form
10-K
for the year ended December 31, 2022, as filed with the SEC on April 7, 2023, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2022, is derived from the audited financial statements presented in the Company’s Annual Report on Form
10-K
for the year ended December 31, 2022, as filed with the SEC on April 7, 2023.
Principles of Consolidation
The unaudited condensed consolidated financial statements of the Company include its wholly owned subsidiary in connection with the Proposed Business Combination. All inter-company accounts and transactions are eliminated in consolidation.
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
Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging
growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited condensed consolidated financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.
Use of Estimates
The preparation of unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods.
Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of March 31, 2023 and December 31, 2022.

FIFTH WALL ACQUISITION CORP. III
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2023

Investments Held in Trust Account
The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the condensed consolidated balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in income from
investments held in Trust Account in the accompanying unaudited condensed consolidated statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. As of March 31, 2023 and December 31, 2022, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities which qualify as financial instruments under FASB ASC Topic 820, “Fair Value Measurements,” equals or approximates the carrying amounts represented in the condensed consolidated balance sheets due to their short-term nature.
Fair Value Measurements
Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers consist of:

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

FIFTH WALL ACQUISITION CORP. III
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2023

Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. As part of the Private Placement, the Company issued 907,000 shares of Class A ordinary shares to the Sponsor. These Private Placement Shares will not be transferable, assignable or salable until 30 days after the completion of the initial business combination, as such are considered non-redeemable
and presented as permanent equity in the Company’s condensed consolidated balance sheets. The Company’s redeemable Class A ordinary shares sold as part of the Initial Public Offering, feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, 27,500,000 Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit equity section of the Company’s condensed consolidated balance sheets.
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
The following table present
s
a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per ordinary share for each class of ordinary shares:

	For the Three Months Ended March 31,
	2023		2022
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per ordinary share:
Numerator:
Allocation of net income (loss)	$1,207,694	$292,284	$(284,122)	$(68,763)
Denominator:
Basic and diluted weighted average ordinary shares outstanding	28,407,000	6,875,000	28,407,000	6,875,000

Basic and diluted net income (loss) per ordinary share	$0.04	$0.04	$(0.01)	$(0.01)

FIFTH WALL ACQUISITION CORP. III
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2023

Income Taxes
FASB ASC Topic 740, “Income Taxes,” prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
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
Recent Accounting Standards
In June 2022, the FASB issued ASU 2022-03, ASC Subtopic 820, “Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions”. The ASU amends ASC 820 to clarify that a contractual sales restriction is not considered in measuring an equity security at fair value and to introduce new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value. The ASU applies to both holders and issuers of equity and equity-linked securities measured at fair value. The amendments in this ASU are effective for the Company in fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption is permitted for both interim and annual unaudited condensed consolidated financial statements that have not yet been issued or made available for issuance. The Company is still evaluating the impact of this pronouncement on the unaudited condensed consolidated financial statements.
Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s unaudited condensed consolidated financial statements.
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

FIFTH WALL ACQUISITION CORP. III
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2023

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
In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into shares of the post Business Combination entity at a price of $10.00 per share. The shares would be identical to the Private Placement Shares. As of March 31, 2023 and December 31, 2022, the Company had no outstanding borrowing under the Working Capital Loan.

FIFTH WALL ACQUISITION CORP. III
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2023

Administrative Services Agreement
The Company entered into an Administrative Support Agreement (the “Administrative Support Agreement”) with Fifth Wall Ventures Management, LLC (“Management Company”) pursuant to which it agreed to pay Management Company a total of up to $17,500 per month for office space and professional, secretarial, administrative and support services provided to the Company. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three months ended March 31, 2023 and 202
2
, the Company incurred expenses of approximately $53,000 and $30,000, respectively, under this agreement. As of March 31, 2023 and December 31, 2022, the Company had approximately $337,000 and $284,000, respectively, as a
balance outstanding for services in connection with such agreement on the accompanying condensed consolidated balance sheets.
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
As of
March 31, 2023 and December 31, 2022, no such amounts were reimbursed or accrued.
NOTE 5. COMMITMENTS AND CONTINGENCIES
Registration and Shareholder Rights
The holders of Founder Shares, Private Placement Shares and Private Placement Shares that may be issued upon conversion of Working Capital Loans, were entitled to registration rights pursuant to a registration and shareholder rights agreement signed upon consummation of the Initial Public Offering. The holders of these securities were entitled to make up to three demands, excluding short form demands, that the Company registered such securities. In addition, the holders have certain “piggyback” registration rights with respect to registration statements filed subsequent to the Company’s completion of its Business Combination. However, the registration and shareholder rights agreement provide
s
that the Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lock-up
period, which occurs (i) in the case of the Founder Shares, in accordance with the letter agreement the Company’s initial shareholders entered into and (ii) in the case of the Private Placement Shares, 30 days after the completion of the Company’s Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements. As of March 31, 2023 and December 31, 2022, there were no amounts incurred or accrued for such expenses.
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
The underwriters were entitled to an underwriting discount of $0.20 per Public Share, or $5.5 million in the aggregate, paid upon the closing of the Initial Public Offering. In addition, $0.35 per Public Share, or approximately $9.6 million in the aggregate will be payable to the underwriters for deferred underwriting commissions. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement. In 2022, Goldman Sachs & Co. LLC and BofA Securities, Inc., two of the representatives of the underwriters of the Company’s IPO, waived their deferred underwriting fee that accrued from their participation in the IPO, resulting in a gain from settlement of deferred underwriting commissions of approximately $6.0 million.
On February 24, 2023, Deutsche Bank Securities Inc., an underwriter to the Company’s IPO, waived its entitlement to its portion of its deferred underwriting fee payable upon consummation of an initial business combination pursuant to the underwriting agreement
.
As a result, there

were no outstanding payable to underwriters for deferred underwriting commissions as of March 31, 2023.

FIFTH WALL ACQUISITION CORP. III
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2023

Risks and Uncertainties
Various social and political circumstances in the United States and around the world (including wars and other forms of conflict, including rising trade tensions between the United States and China, and other uncertainties regarding actual and potential shifts in the United States and foreign, trade, economic and other policies with other countries, terrorist acts, security operations and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and global health epidemics), may contribute to increased market volatility and economic uncertainties or deterioration in the United States and worldwide. Specifically, the rising conflict between Russia and Ukraine, and resulting market volatility could adversely affect the Company’s ability to complete a business co mbination. In r
esponse to the conflict between Russia and Ukraine, the United States and other countries have imposed sanctions or other restrictive actions against Russia. Any of the above factors, including sanctions, export controls, tariffs, trade wars and other governmental actions, could have a material adverse effect on the Company’s ability to complete a business combination and the value of the Company’s securities.
NOTE 6. CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION
Some of the Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 200,000,000 shares of Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of March 31, 2023 and December 31, 2022, there were 28,407,000 shares of Class A ordinary shares outstanding, of which 27,500,000 shares were subject to possible redemption and are classified outside of permanent equity in the condensed consolidated balance sheets.
As of March 31, 2023 and December 31, 2022, the Class A ordinary shares subject to possible redemption reflected on the condensed consolidated balance sheets are reconciled on the following table:

Gross proceeds	$275,000,000
Less:
Offering costs allocated to Class A ordinary shares subject to possible redemption	(16,046,813)
Increase in redemption value of Class A ordinary shares subject to possible redemption	(3,166,410)
Plus:
Accretion of carrying value to redemption value	16,046,813
Waiver of offering costs allocated to Class A ordinary shares subject to possible redemption	6,015,625

Class A ordinary shares subject to possible redemption as of December 31, 2022	277,849,215
Plus:
Accretion of carrying value to redemption value	2,797,302

Class A ordinary shares subject to possible redemption as of March 31, 2023	$280,646,517

NOTE 7. SHAREHOLDERS’ DEFICIT
Preference Shares
-The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share. As of March 31, 2023 and December 31, 2022, there were no preference shares issued or outstanding.
Class
 A Ordinary Shares-
The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of March 31, 2023 and December 31, 2022, there were 28,407,000 Class A ordinary shares outstanding, of which 27,500,000 shares are classified as temporary equity (see Note 6).
Class
 B Ordinary Shares
- The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of March 31, 2023 and December 31, 2022, there were 6,875,000 Class B ordinary shares issued and outstanding (see Note 4).

FIFTH WALL ACQUISITION CORP. III
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2023

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
Class B ordinary shares will automatically convert into Class A ordinary shares on a one-for-one
basis (the “Initial Conversion Ratio”) (a) at any time and from time to time at the option of the Sponsor; or (b) automatically on the day of the consummation of a Business Combination. Notwithstanding the Initial Conversion Ratio, in the case that additional Class A ordinary shares or any other equity-linked securities, are issued, or deemed issued, by the Company in excess of the amounts offered in the Initial Public Offering and related to the consummation of a Business Combination, including pursuant to a specified future issuance, the ratio at which Class B ordinary shares will convert into Class A ordinary shares will be adjusted (unless the Sponsor agrees to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of Class A ordinary shares issuable upon conversion of all Class B ordinary shares will equal, in the aggregate, on an as-converted
basis, 20 per cent of the sum of all Class B ordinary shares in issue upon completion of the Initial Public Offering plus all Class A ordinary shares and equity-linked securities issued or deemed issued in connection with a Business Combination (after giving effect to any redemptions of Class A ordinary shares by public shareholders), excluding any Class A ordinary shares or equity-linked securities issued, or to be issued, to any seller in a Business Combination and any private placement shares issued to the Sponsor, officers or directors upon conversion of working capital loans. The automatic conversion of the Class B ordinary shares into Class A ordinary shares on the day of consummation of the initial Business Combination is not subject to any further triggering events.
NOTE 8. FAIR VALUE MEASUREMENTS
The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022 by level within the fair value hierarchy:

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets—Investments held in Trust Account—Money Market Fund
March 31, 2023	$280,746,517	$—	$—
December 31, 2022	$277,949,215	$—	$—
Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. For the pe riod f
rom February 19, 2021 (inception) through March 31, 2023, there were no transfers to/from Levels 1, 2, and 3.
Level 1 instruments include investments in money market funds invested in U
.
S
.
government securities. The Company uses inputs such as actual trade data, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments. No money has been withdrawn from the Trust.
NOTE 9. SUBSEQUENT EVENTS
The Company evaluated subsequent events and transactions that occurred after the condensed consolidated balance sheet date and up to the date unaudited condensed consolidated financial statements were issued. Based upon this review, other than below, the Company did not identify any other subsequent events, that would have required adjustment or disclosure in the unaudited condensed consolidated financial statements.
On April 17, 2023, the Company filed a preliminary proxy statement for its shareholders to consider and vote upon certain amendments to the governing documents of the Company to (i) extend the date by which the
Company must complete an initial business combination from May 27, 2023 to September 15, 2023 and (ii) remove certain restrictions regarding the ability to redeem Class A ordinary shares to the extent that such redemption would cause the Company’s net tangible assets to be less than $5,000,001.
On May 1, 2023, the Company filed the definitive proxy statement regarding the above, with a shareholder meeting set for May 17, 2023.
On May 11, 2023, parties to that certain letter agreement, dated May 24, 2021, by and among the Company and its officers and directors, amended and restated the letter agreement in its entirety to clarify certain voting obligations of the parties thereto with respect to securities of the Company acquired after the Initial Public Offering.
On May 11, 2023, parties to that certain Sponsor Agreement dated December 13, 2022, by and among the Company, its officers and directors, and MIC, amended and restated the Sponsor Agreement in its entirety to clarify certain voting obligations of the parties thereto with respect to securities of the Company acquired after the Initial Public Offering.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “our,” “us” or “we” refer to Fifth Wall Acquisition Corp. III. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

As of March 31, 2023, the Company had not commenced any operations. All activity for the period from February 19, 2021 (inception) through March 31, 2023 relates to the Company’s formation and the initial public offering (the “IPO”) described below and seeking an initial business combination following the IPO. The Company will not generate any operating revenues until after the completion of its initial business combination, at the earliest. The Company will generate non- operating income in the form of interest income from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

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

Proposed Merger

On December 13, 2022, the Company (together with its successors, including after the Domestication (as defined below)), entered into an agreement and plan of merger (as it may be amended, supplemented or otherwise modified from time to time, the “Merger Agreement”), by and among the Company, Queen Merger Corp. I, a Maryland corporation and a wholly owned subsidiary of the Company (“Merger Sub”), and Mobile Infrastructure Corporation, a Maryland corporation (“MIC”). The transactions set forth in the Merger Agreement, including the Mergers (defined below), will constitute an “initial business combination” as contemplated by the Amended and Restated Memorandum and Articles of Association and is referred to herein as the “Merger”.

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

Results of Operations

Our entire activity from February 19, 2021 (inception) through March 31, 2023 was in preparation for our formation, the Initial Public Offering and, thereafter, seeking an initial Business Combination. We will not be generating any operating revenues until the closing and completion of our initial Business Combination.

For the three months ended March 31, 2023, we had a net income of approximately $1.5 million, which consisted of approximately $2.8 million in income from investments held in Trust Account, partially offset by approximately $1.2 million of general and administrative expenses, and approximately $53,000 in related party general and administrative expenses.

For the three months ended March 31, 2022, we had a net loss of approximately $353,000, which consisted of approximately $330,000 of general and administrative expenses, and $30,000 in general and administrative expenses—related party, partially offset by approximately $7,000 in income from investments held in Trust Account.

Liquidity and Going Concern

As of March 31, 2023, the Company had approximately $125,000 in its operating bank account and working capital deficit of approximately $2.4 million.

The Company’s liquidity needs through March 31, 2023 have been satisfied through a payment of $25,000 by the Sponsor to cover for certain expenses in exchange for the issuance of the Founder Shares, the loan of approximately $109,000 from the Sponsor pursuant to the Note, and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Company fully repaid the Note on May 28, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans. As of March 31, 2023 and December 31, 2022, there were no amounts outstanding under any Working Capital Loan.

In connection with the Company’s assessment of going concern considerations in accordance with FASB Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the liquidity needs, mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after May 27, 2023. The unaudited condensed consolidated financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern. The Company intends to complete an initial business combination before the mandatory liquidation date. On May 1, 2023, the Company filed a definitive proxy statement seeking approval from its shareholders to, among other things, amend the governing documents of the Company to extend the mandatory liquidation date from May 27, 2023 to September 15, 2023 to provide additional time for the Company to complete an initial business Combination. The Company shareholder meeting to vote on such amendments is scheduled for May 17, 2023. Over this time period, the Company will be using the funds outside of the Trust Account for paying existing accounts payable, identifying and evaluating prospective initial business combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the initial business combination.

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

On February 24, 2023, Deutsche Bank Securities Inc., an underwriter to the Company’s IPO, waived its entitlement to its portion of its deferred underwriting fee payable upon consummation of an initial business combination pursuant to the underwriting agreement. As a result, there were no outstanding payable to underwriters for deferred underwriting commissions as of March 31, 2023.

Critical Accounting Policies and Estimates

This management’s discussion and analysis of our financial condition and results of operations is based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our unaudited condensed consolidated financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instruments and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We have identified the following as our critical accounting policies:

Investments Held in Trust Account

The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the condensed consolidated balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in income on investments held in the Trust Account in the accompanying statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A Shares are subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A Shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A Shares (including Class A Shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A Shares are classified as shareholders’ equity. The Company’s redeemable Class A Shares sold as part of the IPO, feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, 27,500,000 Class A Shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ (deficit) equity section of the Company’s condensed consolidated balance sheets.

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

Recent accounting standards

In June 2022, the FASB issued ASU 2022-03, ASC Subtopic 820 “Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions”. The ASU amends ASC 820 to clarify that a contractual sales restriction is not considered in measuring an equity security at fair value and to introduce new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value. The ASU applies to both holders and issuers of equity and equity-linked securities measured at fair value. The amendments in this ASU are effective for the Company in fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption is permitted for both interim and annual unaudited condensed consolidated financial statements that have not yet been issued or made available for issuance. The Company is still evaluating the impact of this pronouncement on the unaudited condensed consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s unaudited condensed consolidated financial statements.

Off-Balance Sheet Arrangements

As of March 31, 2023, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

JOBS Act

On April 5, 2012, the JOBS Act was signed into law. The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We will qualify as an “emerging growth company” and under the JOBS Act will be allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As such, our unaudited condensed consolidated financial statements may not be comparable to companies that comply with public company effective dates.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2023 because of a material weakness in our internal control over financial reporting described below.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except as noted below.

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

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

There have been no material changes to the risk factors disclosed in Part I, Item 1A, Risk Factors, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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

On February 13, 2023, the Company received a written notice (the “Notice”) from the Nasdaq Listing Qualifications Department of The Nasdaq Stock Market (“Nasdaq”) indicating that the Company was not in compliance with Listing Rule 5550(a)(3) (the “Minimum Public Holders Rule”), which requires the Company to have at least 300 public holders for continued listing on the Nasdaq Capital Market (the “Minimum Public Holders Rule”). The Notice is only a notification of deficiency, not of imminent delisting, and has no current effect on the listing or trading of the Company’s securities on Nasdaq Capital Market. On March 23, 2023, the Company submitted a compliance plan to Nasdaq and on April 13, 2023, Nasdaq granted the Company until August 14, 2023 to regain compliance with the Minimum Public Holders Rule. At that time, the Company may appeal the determination to a Listing Qualifications Panel.

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

Dated: May 15, 2023	FIFTH WALL ACQUISITION CORP. III

	By:	/s/ Brendan Wallace
	Name:	Brendan Wallace
	Title:	Chief Executive Officer (Principal Executive Officer)

Dated: May 15, 2023

	By:	/s/ Andriy Mykhaylovskyy
	Name:	Andriy Mykhaylovskyy
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)