Form 10-Q
period 2023-06-30
Fifth Wall Acquisition Corp. III
filed 2023-08-14
CIK 1847874

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM

10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission File
Number:

001-40415

FIFTH WALL ACQUISITION CORP. III
(Exact name of registrant as specified in its charter)

Cayman Islands	98-1583957
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

100 Wilshire Blvd, Suite 2060, Santa Monica CA 90401	90401
(Address of principal executive offices)	(Zip Code)
(310) 853 8878
Re
gistrant’s telephone number, including area code:
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
12b-2ofthe
Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in
Rule12b-2
of the Exchange Act).    Yes  ☒    No  ☐
As of August
14
, 2023, 1,348,302 Class A ordinary shares, par value $0.0001 per share, and 6,875,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

FIFTH WALL ACQUISITION CORP. III

Form 10-Q

For the Quarter Ended June 30, 2023

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements
FIFTH WALL ACQUISITION CORP. III
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2023	December 31, 2022
	(Unaudited)
Assets:
Current assets:
Cash	$54,872	$442,673
Prepaid expenses	86,698	282,500

Total current assets	141,570	725,173
Investments held in Trust Account	4,768,582	277,949,215

Total Assets	$4,910,153	$278,674,388

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit:
Current liabilities:
Accounts payable	$635,801	$287,528
Accrued expenses	3,093,455	1,539,695

Total current liabilities	3,729,256	1,827,223
Deferred underwriting commissions	—	3,609,375

Total liabilities	3,729,256	5,436,598

Commitments and Contingencies
Class A ordinary shares subject to possible redemption, $0.0001 par value; 441,302 and 27,500,000 at redemption value of $10.81 and $10.10 per share as of June 30, 2023 and December 31, 2022, respectively	4,768,583	277,849,215
Shareholders’ Deficit:
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding as of June 30, 2023 and December 31, 2022	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 907,000 shares issued and outstanding (excluding 441,302 and 27,500,000 shares subject to possible redemption) as of June 30, 2023 and December 31, 2022, respectively	91	91
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 6,875,000 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	688	688
Additional paid-in capital	—	—
Accumulated deficit	(3,588,465)	(4,612,204)

Total shareholders’ deficit	(3,587,686)	(4,611,425)

Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$4,910,153	$278,674,388

See accompanying notes to unaudited condensed consolidated financial statements.

FIFTH WALL ACQUISITION CORP. III
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022

General and administrative expenses	$1,135,812	$288,364	$2,380,637	$618,030
General and administrative expenses—related party	52,500	75,000	105,000	105,000

Loss from operations	(1,188,312)	(363,364)	(2,485,637)	(723,030)
Other income:
Income from investments held in Trust Account	2,802,625	124,611	5,599,927	131,392

Net income (loss)	$1,614,312	$(238,753)	$3,114,290	$(591,638)

Weighted average number of shares outstanding of Class A ordinary shares	14,743,793	28,407,000	21,537,653	28,407,000

Basic and diluted net income (loss) per share, Class A ordinary shares	$0.08	$(0.01)	$0.11	$(0.02)

Weighted average number of shares outstanding of Class B ordinary shares	6,875,000	6,875,000	6,875,000	6,875,000

Basic and diluted net income (loss) per share, Class B ordinary shares	$0.08	$(0.01)	$0.11	$(0.02)

See accompanying notes to unaudited condensed consolidated financial statements.

FIFTH WALL ACQUISITION CORP. III
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023

	Ordinary shares				Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance—December 31, 2022	907,000	$91	6,875,000	$688	$—	$(4,612,204)	$(4,611,425)
Net i n come	—	—	—	—	—	1,499,978	1,499,978
Increase in redemption value of Class A ordinary shares subject to possible redemption	—	—	—	—	—	812,073	812,073

Balance—March 31, 2023 (Unaudited)	907,000	91	6,875,000	688	—	(2,300,153)	(2,299,374)
Net income	—	—	—	—	—	1,614,312	1,614,312
Increase in redemption value of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(2,902,624)	(2,902,624)

Balance—June 30, 2023 (Unaudited)	907,000	$91	6,875,000	$688	$—	$(3,588,465)	$(3,587,686)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Ordinary shares				Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance—December 31, 2021	907,000	$91	6,875,000	$688	$—	$(8,053,173)	$(8,052,394)
Net loss	—	—	—	—	—	(352,885)	(352,885)

Balance—March 31, 2022 (Unaudited)	907,000	91	6,875,000	688	—	(8,406,058)	(8,405,279)
Net loss	—	—	—	—	—	(238,753)	(238,753)
Increase in redemption value of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(43,954)	(43,954)

Balance—June 30, 2022 (Unaudited)	907,000	$91	6,875,000	$688	$—	$(8,688,765)	$(8,687,986)

See accompanying notes to unaudited condensed consolidated financial statements.

FIFTH WALL ACQUISITION CORP. III
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended June 30,
	2023	2022
Cash Flows from Operating Activities:
Net income (loss)	$3,114,290	$(591,638)
Adjustments to reconcile net income (loss) to net cash used in operating activities: Income from investments held in Trust Account	(5,599,927)	(131,392)
Changes in operating assets:
Prepaid expenses	195,803	385,860
Accounts payable	348,273	111,176
Accrued expenses	1,553,760	1,517

Net cash used in operating activities	(387,802)	(224,477)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account in connection with redemptions	278,780,559	—

Net cash provided by investing activities	278,780,559	—

Cash Flows from Financing Activities:
Redemption of ordinary shares	(278,780,559)	—

Net cash used in financing activities	(278,780,559)	—

Net change in cash	(387,801)	(224,477)
Cash—beginning of the period	442,673	737,986

Cash—end of the period	$54,872	$513,509

Supplemental disclosure of noncash financing activities:
Extinguishment of deferred underwriting commissions	$3,609,375	$—

See accompanying notes to unaudited condensed consolidated financial statements.

FIFTH WALL ACQUISITION CORP. III
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2023
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
As of June 30, 2023, the Company had not commenced any operations. All activity for the period from February 19, 2021 (inception) through June 30, 2023 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below, and seeking a Business Combination following the Initial Public Offering. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering (as defined below).
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
JUNE 30, 2023

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
On April 17, 2023, the Company filed a preliminary proxy statement for its shareholders to consider and vote upon certain amendments to the governing documents of the Company to (i) extend the date by which the Company must complete an initial business combination from May 27, 2023 to September 15, 2023 and (ii) remove certain restrictions regarding the ability to redeem Class A ordinary shares to the extent that such redemption would cause the Company’s net tangible assets to be less than $5,000,001. On May 1, 2023, the Company filed the definitive proxy statement regarding the above, with a shareholder meeting set for May 17, 2023
 (the “Extension Extraordinary General Meeting”).
On May 11, 2023, parties to that certain letter agreement, dated May 24, 2021, by and among the Company and its officers and directors, amended and restated the letter agreement in its entirety to clarify certain voting obligations of the parties thereto with respect to securities of the Company acquired after the Initial Public Offering.

Concurrently, parties to that certain Sponsor Agreement dated December 13, 2022, by and among the Company, its officers and directors, and MIC, amended and restated the Sponsor Agreement in its entirety to clarify certain voting obligations of the parties thereto with respect to securities of the Company acquired after the Initial Public Offering.
On May 17, 2023, the Company held the Extension Extraordinary General Meeting. The Company’s shareholders approved and adopted (i) an amendment to its Amended and Restated Memorandum and Articles of Association to change the date by which the Company must consummate a business combination or, if it fails to complete such business combination by such date, cease all operations except for the purpose of winding up and, subject to and in accordance with the Amended and Restated Memorandum and Articles of Association, redeem all of the Public Shares, from May 27, 2023 to September 15, 2023 and (ii) an amendment to its Amended and Restated Memorandum and Articles of Association, to eliminate from the  Amended and Restated Memorandum and Articles of Association the limitation that the Company shall not redeem the Public Shares to the extent that such redemption would cause the Company’s net tangible assets to be less than
$5,000,001.
On May 25, 2023, the Company and Continental entered into Amendment No. 1 to the Trust Agreement (“Amendment No. 1”). Amendment No. 1 amends the Trust Agreement for administrative purposes to allow for trust account proceeds to be held in an interest bearing deposit account. The Company also instructed Continental to liquidate the investments held in the trust account and move such cash proceeds to an interest bearing deposit account.
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
JUNE 30, 2023

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
Lock-up Agreements
Sponsor Lock-up Agreement
Concurrently with the execution of the Merger Agreement ,the Sponsor, MIC and the Company entered into a lock-up
agreement (“Sponsor
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
JUNE 30, 2023

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
Sponsor Agreement
Concurrently with the execution of the Merger Agreement, the Company also entered into a Sponsor Agreement (the “Sponsor Agreement”) with the Sponsor, and certain holders of the Company’s Class B ordinary shares, par value $0.0001 per share (the “Class B Holders”), whereby the Sponsor and the Class B Holders, have agreed to waive certain of their anti-dilution and conversion rights with respect to their Class B ordinary shares. The Sponsor also has agreed to certain restrictions with respect to its Founder Shares, as follows: (a) 1,658,750 Founder Shares will vest at such time as the aggregate volume-weighted average price per Surviving Pubco Share for any 5-consecutive trading
day period after the date on which the Closing occurs (the “Closing Date”) equals or exceed $16.00 per share (provided that such Founder Shares will be cancelled if the Founder Shares have not vested prior to December 31, 2026), (b) 1,658,750 Founder Shares will vest at such time as the aggregate volume-weighted average price per Surviving Pubco Share for any 5-consecutive trading
day period after the Closing Date equals or exceeds $20.00 per share (provided that such Founder Shares will be cancelled if the Founder Shares have not vested prior to December 31, 2028), (c) the Sponsor will deliver to the Company for cancellation and for no consideration 1,375,000 Founder Shares and any portion of 2,062,500 Founder Shares not transferred to third-party investors in connection with the Closing, and (d) if the aggregate cash proceeds generated from additional Subscription Agreements (defined below) entered into with other investors ( the “PIPE Investments”) (excluding the Initial PIPE Investment (defined below) and PIPE Investments by MIC’s directors, officers and affiliates) and any other third-party financing (other than debt financing) to be funded at the Closing are less than $40,000,000,the Sponsor will deliver to the Company for cancellation and for no consideration 1,375,000 Founder Shares, which number of shares shall be reduced to 1,000,000 Founder Shares if such cash proceeds at Closing equal or exceed $40,000,000 but are less than $50,000,000. If earlier, the Founder Shares described in the foregoing clauses (a) and (b) shall vest on the date after the Closing on which Surviving Pubco (or its successors) completes a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of Surviving Pubco’s (or its successor’s) stockholders having the right to exchange their Surviving Pubco Shares for cash, securities or other property.
On May 11, 2023, parties to that certain Sponsor Agreement dated December 13, 2022, by and among the Company, its officers and directors, and MIC, amended and restated the Sponsor Agreement in its entirety to clarify certain voting obligations of the parties thereto with respect to securities of the Company acquired after the Initial Public Offering.
On June 15, 2023, the Company entered into the Second Amended and Restated Sponsor Agreement (the “Second Amended Sponsor Agreement”) with the Sponsor, MIC and the Class B Holders, whereby the Sponsor has agreed to certain restrictions with respect to its Founder Shares, as follows: (a) 1,000,000 Founder Shares will vest at such time as the aggregate volume-weighted average price per Surviving Pubco Share for any
5-consecutive
trading day period after the closing of the Merger equals or exceeds $13.00 per share (provided that such Founder Shares will be cancelled if the Founder Shares have not vested prior to December 31, 2026), (b) 1,000,000 Founder Shares will vest at such time as the aggregate volume-weighted average price per Surviving Pubco Share for any
5-consecutive
trading day period after the closing of the Merger equals or exceeds $16.00 per share (provided that such Founder Shares will be cancelled if the Founder Shares have not vested prior to December 31, 2028), and (c) the Sponsor will deliver to the Company
for cancellation and for no consideration 4,775,000 Founder Shares. If earlier, the Founder Shares described in the foregoing clauses (a) and (b) shall vest on the date after the closing of the Merger on which Surviving Pubco (or its successors) completes a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of Surviving Pubco’s (or its successor’s) stockholders having the right to exchange their Surviving Pubco Shares for cash, securities or other property.
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
On June 15, 2023, the Company and the Initial PIPE Investor agreed to terminate the Initial PIPE Subscription Agreement, by mutual consent, pursuant to Section 9(b) thereof and Section 16 of the New PIPE Subscription Agreements. As a result of the termination of the Initial PIPE Subscription Agreement, the Initial PIPE Subscription Agreement is void and of no further force and effect, and all rights and obligations of the parties thereunder have terminated.

FIFTH WALL ACQUISITION CORP. III
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2023

New PIPE Subscription Agreements
On June 15, 2023,
the Company
and certain investors including the Initial Pipe Investor (each, a “New PIPE Investor” and collectively, the “New PIPE Investors”), entered into subscription agreements (the “New PIPE Subscription Agreements”) pursuant to which, among other things, the New PIPE Investors agreed to subscribe for and purchase, and the Company
agreed to issue and sell to the New PIPE Investors,
46,000
shares of Series 2
Convertible
Preferred Stock
, par value $0.0001 per share, of Surviving Pubco (the “Series 2 Preferred Stock”)
for a purchase price of $1,000.00 per share in a private placement to be conducted by Surviving Pubco for an aggregate purchase price of $46,000,000.
The New PIPE Subscription Agreements contain customary representations and warranties of the Company, on the one hand, and the New PIPE Investors, on the other hand, and customary conditions to closing, including the consummation of the transactions contemplated by the Merger Agreement. Shares of Series 2 Preferred Stock to be issued and sold to the New PIPE Investors pursuant to the New PIPE Subscription Agreements will not be registered under the Securities Act in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder. The New PIPE Investors will be entitled to the registration rights set forth in the Registration Rights Agreement attached to the New PIPE Subscription Agreements as Annex A thereto. The New PIPE Subscription Agreements further provide the shares of Series 2 Preferred Stock issued (and any Surviving Pubco Shares issued upon conversion of the shares of Series 2 Preferred Stock) to the New PIPE Investors will be subject to a one-year
lock-up
period.
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

FIFTH WALL ACQUISITION CORP. III
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2023

Additional information regarding MIC and the Merger is available in the final joint proxy statement/prospectus (the “Joint Proxy Statement/Prospectus”) filed by the Company with the SEC on July 11, 2023 in connection with the transactions contemplated by the Merger Agreement. The Joint Proxy Statement/Prospectus was sent to the shareholders of the Company and the stockholders of MIC, in each case seeking required approvals with respect to the transactions contemplated by the Merger Agreement. On August 10, 2023, at an extraordinary general meeting of the shareholders of the Company, the shareholders voted to approve, among other things, the transactions contemplated by the Merger Agreement. For more information regarding the results of the extraordinary general meeting, see the Company’s Current Report on Form 8-K filed with the SEC on August 10, 2023.
Liquidity and Going Concern Consideration
As of June 30, 2023, the Company had approximately $55,000 in its operating bank account and working capital deficit of approximately $3.6 million.
The Company’s liquidity needs through June 30, 2023 have been satisfied through a payment of $25,000 by the Sponsor to cover for certain expenses in exchange for the issuance of the Founder Shares (as defined in Note 4), the loan of approximately $109,000 from the Sponsor pursuant to the Note (see Note 4), and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Company fully repaid the Note on May 28, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 4). As of June 30, 2023 and December 31, 2022, there were no amounts outstanding under any Working Capital Loan.
In connection with the Company’s assessment of going concern considerations in accordance with FASB Accounting Standards Update
(“ASU”) 2014-15, “Disclosures
of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the liquidity needs, mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after May 27, 2023. The unaudited condensed consolidated financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern. The Company intends to complete a Business Combination before the mandatory liquidation date. On May 1, 2023, the Company filed a definitive proxy statement seeking approval from its shareholders to, among other things, amend the governing documents of the Company to extend the mandatory liquidation date from May 27, 2023 to September 15, 2023 to provide additional time for the Company to complete a Business Combination. The Company shareholder meeting to vote on such amendments was scheduled for May 17, 2023 and the extension of the mandatory liquidation date from May 27, 2023 to September 15, 2023 was approved. Over this time period, the Company will be using the funds outside of the Trust Account for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

FIFTH WALL ACQUISITION CORP. III
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2023

NOTE 2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and Article 8 of Regulation
S-X.
Certain disclosures included in the annual financial statements have been condensed or omitted from these unaudited condensed consolidated financial statements as they are not required for interim unaudited condensed consolidated financial statements under GAAP and the rules of the SEC. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three and six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023 or any future period.
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of June 30, 2023 and December 31, 2022.

FIFTH WALL ACQUISITION CORP. III
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2023

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
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. As of June 30, 2023 and December 31, 2022, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.
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
JUNE 30, 2023

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
The following table presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per ordinary share for each class of ordinary shares:

	For the Three Months Ended June 30,
	2023		2022
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per ordinary share:
Numerator:
Allocation of net income (loss)	$1,093,423	$520,890	$(192,230)	$(46,523)
Denominator:
Basic and diluted weighted average ordinary shares outstanding	14,743,793	6,875,000	28,407,000	6,875,000

Basic and diluted net income (loss) per ordinary share	$0.08	$0.08	$(0.01)	$(0.01)

FIFTH WALL ACQUISITION CORP. III
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2023

	For the Six Months Ended June 30,
	2023		2022
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per ordinary share:
Numerator:
Allocation of net income (loss)	$2,360,726	$753,564	$(476,352)	$(115,286)
Denominator:
Basic and diluted weighted average ordinary shares outstanding	21,537,653	6,875,000	28,407,000	6,875,000

Basic and diluted net income (loss) per ordinary share	$0.11	$0.11	$(0.02)	$(0.02)

Income Taxes
FASB ASC Topic 740, “Income Taxes,” prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
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
JUNE 30, 2023

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
In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into shares of the post Business Combination entity at a price of $10.00 per share. The shares would be identical to the Private Placement Shares. As of June 30, 2023 and December 31, 2022, the Company had no outstanding borrowing under the Working Capital Loan.

FIFTH WALL ACQUISITION CORP. III
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2023

Administrative Services Agreement
The Company entered into an Administrative Support Agreement (the “Administrative Support Agreement”) with Fifth Wall Ventures Management, LLC (“Management Company”) pursuant to which it agreed to pay Management Company a total of up to $17,500 per month for office space and professional, secretarial, administrative and support services provided to the Company. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three and six months ended June 30, 2023, the Company incurred expenses of approximately $53,000 and $105,000, respectively, under this agreement. For the three and six months ended June 30, 2022, the Company incurred expenses of approximately $75,000 and $105,000, respectively, under this agreement. As of June 30, 2023 and December 31, 2022, the Company had approximately $337,000 and $284,000, respectively, as a balance outstanding for services in connection with such agreement on the accompanying condensed consolidated balance sheets.
In addition, the Sponsor, officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket
expenses incurred in connection with activities on the Company’s behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. The Company’s audit committee will review on a quarterly basis all payments that were made to the Sponsor, officers or directors, or the Company’s or their affiliates. Any such payments prior to an initial Business Combination will be made from funds held outside the Trust Account. As of June 30, 2023 and December 31, 2022, no such amounts were reimbursed or accrued.
NOTE 5. COMMITMENTS AND CONTINGENCIES
Registration and Shareholder Rights
The holders of Founder Shares, Private Placement Shares and Private Placement Shares that may be issued upon conversion of Working Capital Loans, were entitled to registration rights pursuant to a registration and shareholder rights agreement signed upon consummation of the Initial Public Offering. The holders of these securities were entitled to make up to three demands, excluding short form demands, that the Company registered such securities. In addition, the holders have certain “piggyback” registration rights with respect to registration statements filed subsequent to the Company’s completion of its Business Combination. However, the registration and shareholder rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lock-up
period, which occurs (i) in the case of the Founder Shares, in accordance with the letter agreement the Company’s initial shareholders entered into and (ii) in the case of the Private Placement Shares, 30 days after the completion of the Company’s Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements. As of June 30, 2023 and December 31, 2022, there were no amounts incurred or accrued for such expenses.
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
On February 24, 2023, Deutsche Bank Securities Inc., an underwriter to the Company’s IPO, waived its entitlement to its portion of its deferred underwriting fee payable of $3,609,375
upon consummation of an initial business combination pursuant to the underwriting agreement. As a result, there were no outstanding payable to underwriters for deferred underwriting commissions as of June 30, 2023.

FIFTH WALL ACQUISITION CORP. III
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2023

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
NOTE 6. CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION
Some of the Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 200,000,000 shares of Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of June 30, 2023 and December 31, 2022, there were 1,348,302 and 28,407,000 shares of Class A ordinary shares outstanding, of which 441,302 and 27,500,000 shares were subject to possible redemption and are classified outside of permanent equity in the condensed consolidated balance sheets, respectively.
As of June 30, 2023 and December 31, 2022, the Class A ordinary shares subject to possible redemption reflected on the condensed consolidated balance sheets are reconciled on the following table:

Gross proceeds	$275,000,000
Less:
Offering costs allocated to Class A ordinary shares subject to possible redemption	(16,046,813)
Increase in redemption value of Class A ordinary shares subject to possible redemption	(3,166,410)
Plus:
Accretion of carrying value to redemption value	16,046,813
Waiver of offering costs allocated to Class A ordinary shares subject to possible redemption	6,015,625

Class A ordinary shares subject to possible redemption as of December 31, 2022	277,849,215
Less:
Redemptions	(278,780,559)
Plus:
Accretion of carrying value to redemption value	3,609,375
Waiver of offering costs allocated to Class A ordinary shares subject to possible redemption	2,090,559

Class A ordinary shares subject to possible redemption as of June 30, 2023	$4,768,583

NOTE 7. SHAREHOLDERS’ DEFICIT
Preference Shares
-The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share. As of June 30, 2023 and December 31, 2022, there were no preference shares issued or outstanding.
Class
 A Ordinary Shares-
The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of June 30, 2023 and December 31, 2022, there were 1,348,302 and 28,407,000 Class A ordinary shares outstanding, of which 441,302 and 27,500,000 shares are classified as temporary equity, respectively (see Note 6).
Class
 B Ordinary Shares
- The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of June 30, 2023 and December 31, 2022, there were 6,875,000 Class B ordinary shares issued and outstanding (see Note 4).

FIFTH WALL ACQUISITION CORP. III
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2023

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
Class B ordinary shares will automatically convert into Class A ordinary shares on a one-for-one
basis (the “Initial Conversion Ratio”) (a) at any time and from time to time at the option of the Sponsor; or (b) automatically on the day of the consummation of a Business Combination. Notwithstanding the Initial Conversion Ratio, in the case that additional Class A ordinary shares or any other equity-linked securities, are issued, or deemed issued, by the Company in excess of the amounts offered in the Initial Public Offering and related to the consummation of a Business Combination, including pursuant to a specified future issuance, the ratio at which Class B ordinary shares will convert into Class A ordinary shares will be adjusted (unless the Sponsor agrees to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of Class A ordinary shares issuable upon conversion of all Class B ordinary shares will equal, in the aggregate, on an as-converted
basis, 20% of the sum of all Class B ordinary shares in issue upon completion of the Initial Public Offering plus all Class A ordinary shares and equity-linked securities issued or deemed issued in connection with a Business Combination (after giving effect to any redemptions of Class A ordinary shares by public shareholders), excluding any Class A ordinary shares or equity-linked securities issued, or to be issued, to any seller in a Business Combination and any private placement shares issued to the Sponsor, officers or directors upon conversion of working capital loans. The automatic conversion of the Class B ordinary shares into Class A ordinary shares on the day of consummation of the initial Business Combination is not subject to any further triggering events.
NOTE 8. FAIR VALUE MEASUREMENTS
The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2023 and December 31, 2022 by level within the fair value hierarchy:

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets—Investments held in Trust Account—Money Market Fund
June 30, 2023	$4,768,583	$—	$—
December 31, 2022	$277,949,215	$—	$—
Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. For the period from February 19, 2021 (inception) through June 30, 2023, there were no transfers to/from Levels 1, 2, and 3.
Level 1 instruments include investments in money market funds invested in U.S. government securities. The Company uses inputs such as actual trade data, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments. No money has been withdrawn from the Trust.
NOTE 9. SUBSEQUENT EVENTS
The Company evaluated subsequent events and transactions that occurred after the condensed consolidated balance sheets date and up to the date unaudited condensed consolidated financial statements were issued. Based upon this review, other than described below, the Company did not identify any other subsequent events, that would have required adjustment or disclosure in the unaudited condensed consolidated financial statements.
On July 11, 2023, in connection with the transactions contemplated by the Merger Agreement, the Company filed a final joint proxy statement/prospectus (the “Joint Proxy Statement/Prospectus”) with the SEC. The Joint Proxy Statement/Prospectus was sent to the shareholders of the Company and the stockholders of MIC, in each case seeking required approvals with respect to the transactions.
On August 4, 2023, the Company issued a press release and filed a corresponding Current Report on Form 8-K with the SEC announcing its intent to delist from the Nasdaq Capital Market in connection with the consummation of the transactions contemplated by the Merger Agreement, and in connection therewith, have the resulting post-closing company’s common stock listed on the NYSE American.
On August 10, 2023, at an extraordinary general meeting of the shareholders of the Company, the shareholders voted to approve, among other things, the transactions contemplated by the Merger Agreement. For more information regarding the results of the extraordinary general meeting, see the Company’s Current Report on Form
8-K
filed with the SEC on August 10, 2023.

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

As of June 30, 2023, the Company had not commenced any operations. All activity for the period from February 19, 2021 (inception) through June 30, 2023 relates to the Company’s formation and the initial public offering (the “IPO”) described below and seeking an initial business combination following the IPO. The Company will not generate any operating revenues until after the completion of its initial business combination, at the earliest. The Company will generate non- operating income in the form of interest income from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

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

On June 15, 2023, the Company entered into the Second Amended and Restated Sponsor Agreement (the “Second Amended Sponsor Agreement”) with the Sponsor, MIC and the Class B Holders, whereby the Sponsor has agreed to certain restrictions with respect to its Founder Shares, as follows: (a) 1,000,000 Founder Shares will vest at such time as the aggregate volume-weighted average price per Surviving Pubco Share for any 5-consecutive trading day period after the closing of the Merger equals or exceeds $13.00 per share (provided that such Founder Shares will be cancelled if the Founder Shares have not vested prior to December 31, 2026), (b) 1,000,000 Founder Shares will vest at such time as the aggregate volume-weighted average price per Surviving Pubco Share for any 5-consecutive trading day period after the closing of the Merger equals or exceeds $16.00 per share (provided that such Founder Shares will be cancelled if the Founder Shares have not vested prior to December 31, 2028), and (c) the Sponsor will deliver to the Company for cancellation and for no consideration 4,775,000 Founder Shares. If earlier, the Founder Shares described in the foregoing clauses (a) and (b) shall vest on the date after the closing of the Merger on which Surviving Pubco (or its successors) completes a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of Surviving Pubco’s (or its successor’s) stockholders having the right to exchange their Surviving Pubco Shares for cash, securities or other property.

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

On June 15, 2023, the Company and the Initial PIPE Investor agreed to terminate the Initial PIPE Subscription Agreement, by mutual consent, pursuant to Section 9(b) thereof and Section 16 of the New PIPE Subscription Agreements. As a result of the termination of the Initial PIPE Subscription Agreement, the Initial PIPE Subscription Agreement is void and of no further force and effect, and all rights and obligations of the parties thereunder have terminated.

New PIPE Subscription Agreements

On June 15, 2023, the Company and certain investors including the Initial Pipe Investor (each, a “New PIPE Investor” and collectively, the “New PIPE Investors”), entered into subscription agreements (the “New PIPE Subscription Agreements”) pursuant to which, among other things, the New PIPE Investors agreed to subscribe for and purchase, and the Company agreed to issue and sell to the New PIPE Investors, 46,000 shares of Series 2 Convertible Preferred Stock, par value $0.0001 per share, of Surviving Pubco (the “Series 2 Preferred Stock”) for a purchase price of $1,000.00 per share in a private placement to be conducted by Surviving Pubco for an aggregate purchase price of $46,000,000.

The New PIPE Subscription Agreements contain customary representations and warranties of the Company, on the one hand, and the New PIPE Investors, on the other hand, and customary conditions to closing, including the consummation of the transactions contemplated by the Merger Agreement. Shares of Series 2 Preferred Stock to be issued and sold to the New PIPE Investors pursuant to the New PIPE Subscription Agreements will not be registered under the Securities Act in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder. The New PIPE Investors will be entitled to the registration rights set forth in the Registration Rights Agreement attached to the New PIPE Subscription Agreements as Annex A thereto. The New PIPE Subscription Agreements further provide the shares of Series 2 Preferred Stock issued (and any Surviving Pubco Shares issued upon conversion of the shares of Series 2 Preferred Stock) to the New PIPE Investors will be subject to a one-year lock-up period.

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

Additional information regarding MIC and the Merger is available in the final joint proxy statement/prospectus (the “Joint Proxy Statement/Prospectus”) filed by the Company with the SEC on July 11, 2023 in connection with the transactions contemplated by the Merger Agreement. The Joint Proxy Statement/Prospectus was sent to the shareholders of the Company and the stockholders of MIC, in each case seeking required approvals with respect to the transactions contemplated by the Merger Agreement. On August 10, 2023, at an extraordinary general meeting of the shareholders of the Company, the shareholders voted to approve, among other things, the transactions contemplated by the Merger Agreement. For more information regarding the results of the extraordinary general meeting, see the Company’s Current Report on Form 8-K filed with the SEC on August 10, 2023.

Results of Operations

Our entire activity from February 19, 2021 (inception) through June 30, 2023 was in preparation for our formation, the Initial Public Offering and, thereafter, seeking an initial Business Combination. We will not be generating any operating revenues until the closing and completion of our initial Business Combination.

For the three months ended June 30, 2023, we had a net income of approximately $1.6 million, which consisted of approximately $2.8 million in income from investments held in Trust Account, partially offset by approximately $1.1 million of general and administrative expenses, and approximately $53,000 in related party general and administrative expenses.

For the three months ended June 30, 2022, we had a net loss of approximately $239,000, which consisted of approximately $288,000 of general and administrative expenses, and $75,000 in general and administrative expenses—related party, partially offset by approximately $125,000 in income from investments held in Trust Account.

For the six months ended June 30, 2023, we had a net income of approximately $3.1 million, which consisted of approximately $5.6 million in income from investments held in Trust Account, partially offset by approximately $2.4 million of general and administrative expenses, and approximately $105,000 in related party general and administrative expenses.

For the six months ended June 30, 2022, we had a net loss of approximately $592,000, which consisted of approximately $723,000 of general and administrative expenses, and $105,000 in general and administrative expenses—related party, partially offset by approximately $131,000 in income from investments held in Trust Account.

Liquidity and Going Concern

As of June 30, 2023, the Company had approximately $55,000 in its operating bank account and working capital deficit of approximately $3.6 million.

The Company’s liquidity needs through June 30, 2023 have been satisfied through a payment of $25,000 by the Sponsor to cover for certain expenses in exchange for the issuance of the Founder Shares, the loan of approximately $109,000 from the Sponsor pursuant to the Note, and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Company fully repaid the Note on May 28, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans. As of June 30, 2023 and December 31, 2022, there were no amounts outstanding under any Working Capital Loan.

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

On February 24, 2023, Deutsche Bank Securities Inc., an underwriter to the Company’s IPO, waived its entitlement to its portion of its deferred underwriting fee payable upon consummation of an initial business combination pursuant to the underwriting agreement. As a result, there were no outstanding payable to underwriters for deferred underwriting commissions as of June 30, 2023.

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

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A Shares are subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A Shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A Shares (including Class A Shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A Shares are classified as shareholders’ equity. The Company’s redeemable Class A Shares sold as part of the IPO, feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at June 30, 2023 and December 31, 2022, 441,302 and 27,500,000 Class A Shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ (deficit) equity section of the Company’s condensed consolidated balance sheets, respectively.

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

Off-Balance Sheet Arrangements

As of June 30, 2023, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2023 because of a material weakness in our internal control over financial reporting described below.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except as noted below.

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

Dated: August 14, 2023	FIFTH WALL ACQUISITION CORP. III

	By:	/s/ Brendan Wallace
	Name:	Brendan Wallace
	Title:	Chief Executive Officer (Principal Executive Officer)
Dated: August 14, 2023

	By:	/s/ Andriy Mykhaylovskyy
	Name:	Andriy Mykhaylovskyy
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)