Form 10-Q
period 2023-09-30
Mobile Infrastructure Corp
filed 2023-11-13
CIK 1847874

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark one)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number: 001-40415

MOBILE INFRASTRUCTURE CORPORATION
(Exact name of registrant as specified in its charter)

Maryland	98-1583957
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

30 W. 4th Street
Cincinnati, Ohio	45202
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (513) 834-5110

Fifth Wall Acquisition Corp. III

1 Little West 12th Street

4th Floor

New York, NY 10014

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbols(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	BEEP	NYSE American LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of November 1, 2023, the registrant had 15.0 million shares of common stock outstanding.

PART I            Financial Information

Item 1.  Financial Statements

MOBILE INFRASTRUCTURE CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	As of September 30, 2023	As of December 31, 2022
	(unaudited)
ASSETS
Investments in real estate
Land and improvements	$161,362	$166,225
Buildings and improvements	260,281	272,605
Construction in progress	1,189	1,206
Intangible assets	10,028	10,106
	432,860	450,142
Accumulated depreciation and amortization	(27,752)	(31,052)
Total investments in real estate, net	405,108	419,090

Fixed assets, net	193	210
Assets held for sale	—	696
Cash	13,736	5,758
Cash – restricted	4,934	5,216
Prepaid expenses	1,057	953
Accounts receivable, net	2,174	1,849
Due from related parties	—	156
Deferred offering costs	—	2,086
Other assets	286	99
Total assets	$427,488	$436,113
LIABILITIES AND EQUITY
Liabilities
Notes payable, net	$135,127	$146,948
Revolving credit facility, net	58,383	72,731
Accounts payable and accrued expenses	12,961	16,351
Accrued preferred distributions - Series A and Series 1	10,694	8,504
Earnout Liability	1,216	—
Indemnification and legal liability	691	2,596
Liabilities held for sale	—	968
Security deposits	164	161
Due to related parties	470	470
Deferred revenue	238	376
Total liabilities	219,944	249,105

Equity
Mobile Infrastructure Corporation Stockholders’ Equity
Preferred stock Series A, $0.0001 par value, 50,000 shares authorized, 2,862 shares issued and outstanding (stated liquidation value of $2,862,000 as of September 30, 2023 and December 31, 2022)	—	—
Preferred stock Series 1, $0.0001 par value, 97,000 shares authorized, 39,811 shares issued and outstanding (stated liquidation value of $39,811,000 as of September 30, 2023 and December 31, 2022)	—	—
Preferred stock Series 2, $0.0001 par value, 60,000 shares authorized as of September 30, 2023 and zero shares authorized as of December 31, 2022; 46,000 and zero shares outstanding as of September 30, 2023 and December 31, 2022, respectively (stated liquidation value of $46,000,000 and zero as of September 30, 2023 and December 31, 2022, respectively)	—	—
Common stock, $0.0001 par value, 500,000,000 and 98,999,000 shares authorized as of September 30, 2023 and December 31, 2022, respectively; 14,989,848 shares issued and 13,089,848 shares outstanding as of September 30, 2023 and December 31, 2022	—	—
Warrants issued and outstanding – 2,553,192 warrants as of September 30, 2023 and December 31, 2022	3,319	3,319
Additional paid-in capital	240,289	193,176
Accumulated deficit	(130,268)	(109,168)
Total Mobile Infrastructure Corporation Stockholders’ Equity	113,340	87,327
Non-controlling interest	94,204	99,681
Total equity	207,544	187,008
Total liabilities and equity	$427,488	$436,113

The accompanying notes are an integral part of these consolidated financial statements.

MOBILE INFRASTRUCTURE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts, unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues
Base rental income	$2,009	$2,293	$6,040	$6,466
Management income	—	—	—	313
Percentage rental income	6,054	6,058	16,340	15,243
Total revenues	8,063	8,351	22,380	22,022

Expenses
Property taxes	1,802	1,806	5,300	5,486
Property operating expense	390	484	1,441	1,972
Interest expense	3,618	3,675	10,893	9,477
Depreciation and amortization	2,132	2,094	6,389	6,082
General and administrative	4,154	2,499	9,218	5,834
Preferred Series 2 - issuance expense	16,101	—	16,101	—
Professional fees	326	478	1,121	1,761
Organizational, offering and other costs	1,231	1,971	1,348	4,692
Impairment of real estate assets	8,700	—	8,700	—
Total expenses	38,454	13,007	60,511	35,304

Other income (expense)
(Loss) gain on sale of real estate	—	(52)	660	(52)
PPP loan forgiveness	—	—	—	328
Other income	1,121	16	1,152	46
Change in fair value of Earn-out liability	4,628	—	4,628	—
Total other income (expense)	5,749	(36)	6,440	322

Net loss	(24,642)	(4,692)	(31,691)	(12,960)
Net loss attributable to non-controlling interest	(6,807)	(2,501)	(10,591)	(7,280)
Net loss attributable to Mobile Infrastructure Corporation’s stockholders	$(17,835)	$(2,191)	$(21,100)	$(5,680)

Preferred stock distributions declared - Series A	(48)	(54)	(156)	(162)
Preferred stock distributions declared - Series 1	(642)	(696)	(2,034)	(2,088)
Preferred stock distribution paid-in-kind - Series 2	(4,600)	—	(4,600)	—
Net loss attributable to Mobile Infrastructure Corporation’s common stockholders	$(23,125)	$(2,941)	$(27,890)	$(7,930)

Basic and diluted loss per weighted average common share:
Net loss per share attributable to Mobile Infrastructure Corporation’s common stockholders - basic and diluted	$(1.77)	$(0.22)	$(2.13)	$(0.61)
Weighted average common shares outstanding, basic and diluted	13,089,848	13,089,848	13,089,848	13,089,848

The accompanying notes are an integral part of these consolidated financial statements.

MOBILE INFRASTRUCTURE CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

FOR THE THREE AND NINE months ended September 30, 2023 and 2022

(In thousands, unaudited)

	Preferred stock		Common stock
	Number of Shares	Par Value	Number of Shares	Par Value	Warrants	Additional Paid-in Capital	Accumulated Deficit	Non-controlling interest	Total
Balance, December 31, 2022	42,673	$—	13,089,848	$—	$3,319	$193,176	$(109,168)	$99,681	$187,008
Equity based payments	—	—	—	—	—	—	—	1,484	1,484
Distributions to non-controlling interest holders	—	—	—	—	—	—	—	(306)	(306)
Declared distributions – Series A ($18.75 per share)	—	—	—	—	—	(54)	—	—	(54)
Declared distributions – Series 1 ($17.50 per share)	—	—	—	—	—	(696)	—	—	(696)
Net loss	—	—	—	—	—	—	(1,548)	(1,795)	(3,343)
Balance, March 31, 2023	42,673	$—	13,089,848	$—	$3,319	$192,426	$(110,716)	$99,064	$184,093

Equity based payments	—	—	—	—	—	—	—	1,214	1,214
Distributions to non-controlling interest holders	—	—	—	—	—	—	—	(19)	(19)
Declared distributions – Series A ($18.75 per share)	—	—	—	—	—	(54)	—	—	(54)
Declared distributions – Series 1 ($17.50 per share)	—	—	—	—	—	(696)	—	—	(696)
Net loss	—	—	—	—	—	—	(1,717)	(1,989)	(3,706)
Balance, June 30, 2023	42,673	$—	13,089,848	$—	$3,319	$191,676	$(112,433)	$98,270	$180,832

Equity based payments	—	—	—	—	—	—	—	2,789	2,789
Distributions to Non-controlling Interest Holders	—	—	—	—	—	—	—	(48)	(48)
Declared distributions – Series A ($16.77 per share)	—	—	—	—	—	(48)	—	—	(48)
Declared distributions – Series 1 ($16.13 per share)	—	—	—	—	—	(642)	—	—	(642)
Declared distributions - Series 2 (0.1 shares per share)	—	—	—	—	—	(4,600)	—	—	(4,600)
Reverse Recapitalization, net of issuance costs	46,000	—	—	—	—	53,903	—	—	53,903
Net loss	—	—	—	—	—	—	(17,835)	(6,807)	(24,642)
Balance, September 30, 2023	88,673	$—	13,089,848	$—	$3,319	$240,289	$(130,268)	$94,204	$207,544

	Preferred stock		Common stock
	Number of Shares	Par Value	Number of Shares	Par Value	Warrants	Additional Paid-in Capital	Accumulated Deficit	Non-controlling interest	Total
Balance, December 31, 2021 (as previously reported)	42,673	$—	7,762,375	$—	$3,319	$196,176	$(101,049)	$107,378	$205,824
Retroactive application of the recapitalization	—	—	5,327,473	—	—	—	—	—	—
Balance, December 31, 2021 (as adjusted)	42,673	$—	13,089,848	$—	$3,319	$196,176	$(101,049)	$107,378	$205,824

Declared distributions – Series A ($18.75 per share)	—	—	—	—	—	(54)	—	—	(54)
Declared distributions – Series 1 ($17.50 per share)	—	—	—	—	—	(696)	—	—	(696)
Net loss	—	—	—	—	—	—	(1,929)	(1,622)	(3,551)
Balance, March 31, 2022	42,673	$—	13,089,848	$—	$3,319	$195,426	$(102,978)	$105,756	$201,523

Equity Based Payments	—	—	—	—	—	—	—	391	391
Declared distributions – Series A ($18.75 per share)	—	—	—	—	—	(54)	—	—	(54)
Declared distributions – Series 1 ($17.50 per share)	—	—	—	—	—	(696)	—	—	(696)
Net loss	—	—	—	—	—	—	(1,379)	(3,513)	(4,892)
Balance, June 30, 2022	42,673	$—	13,089,848	$—	$3,319	$194,676	$(104,357)	$102,634	$196,273

Equity Based Payments	—	—	—	—	—	—	—	1,068	1,068
Declared distributions – Series A ($18.75 per share)	—	—	—	—	—	(54)	—	—	(54)
Declared distributions – Series 1 ($17.50 per share)	—	—	—	—	—	(696)	—	—	(696)
Net loss	--	—	—	—	—	—	(2,513)	(2,149)	(4,662)
Balance, September 30, 2022	42,673	$—	13,089,848	$—	$3,319	$193,926	$(106,870)	$101,553	$191,928

The accompanying notes are an integral part of these consolidated financial statements.

MOBILE INFRASTRUCTURE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	For the Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net Loss	$(31,691)	$(12,960)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization expense	6,389	6,082
Amortization of loan costs	1,050	1,337
Loss on extinguishment of debt	105	—
Gain on settlement of indemnification liability	(1,155)	—
PPP loan forgiveness	—	(328)
Loss on interest rate cap	49	—
(Gain) loss on sale of real estate	(660)	52
Equity based payment	5,355	1,459
Impairment of real estate assets	8,700	—
Issuance of Preferred Series 2 Stock	16,101	—
Change in fair value of Earn-out liability	(4,628)
Changes in operating assets and liabilities
Due to/from related parties	156	(156)
Accounts payable	3,194	5,261
Indemnification liability	(750)	(95)
Security deposits	3	(8)
Other assets	(48)	44
Deferred offering costs	(3,022)	—
Deferred revenue	(137)	217
Accounts receivable	(325)	1,538
Prepaid expenses	(104)	(332)
Other	—	(146)
Net cash provided by (used in) operating activities	(1,418)	1,965
Cash flows from investing activities:
Capital expenditures	(1,624)	(2,154)
Capitalized technology	(23)	(143)
Purchase of investment in real estate	—	(17,513)
Proceeds from sale of investment in real estate	1,475	650
Net cash (used in) investing activities	(172)	(19,160)
Cash flows from financing activities:
Proceeds from line of credit	—	73,700
Payments on notes payable	(13,291)	(58,189)
Payments on line of credit	(15,000)	—
Proceeds from reverse recap, net of payment of equity issuance costs	39,046	—
Payment of transaction costs for reverse recapitalization	(891)	—
Payment on interest rate cap	(205)	—
Distributions to non-controlling interest holders	(373)	—
Loan fees	—	(2,429)
Net cash provided by financing activities	9,286	13,082
Net change in cash and cash equivalents and restricted cash	7,696	(4,113)

Cash and cash equivalents and restricted cash, beginning of period	10,974	16,696
Cash and cash equivalents and restricted cash, end of period	$18,670	$12,583

Reconciliation of Cash and Cash Equivalents and Restricted Cash:
Cash and cash equivalents at beginning of period	$5,758	$11,805
Restricted cash at beginning of period	5,216	4,891
Cash and cash equivalents and restricted cash at beginning of period	$10,974	$16,696

Cash and cash equivalents at end of period	$13,736	$5,862
Restricted cash at end of period	4,934	6,721
Cash and cash equivalents and restricted cash at end of period	$18,670	$12,583

Supplemental disclosures of cash flow information:
Interest Paid	$9,215	$7,258
Non-cash investing and financing activities:
Dividends declared not yet paid	$2,190	$2,250
Series 2 Preferred Stock dividend paid-kind	$4,600	$—
Accrued capital expenditures	$502	$—

The accompanying notes are an integral part of these consolidated financial statements

MOBILE INFRASTRUCTURE CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2023

(UNAUDITED)

Note A — Organization and Business Operations

Mobile Infrastructure Corporation (formerly known as Fifth Wall Acquisition Corp. III or “FWAC”) is a Maryland corporation. The Company focuses on acquiring, owning and leasing parking facilities and related infrastructure, including parking lots, parking garages and other parking structures throughout the United States. The Company targets both parking garage and surface lot properties primarily in the top 50 U.S. Metropolitan Statistical Areas, with proximity to key demand drivers, such as commerce, events and venues, government and institutions, hospitality and multifamily central business districts. As of September 30, 2023, the Company owned 43 parking facilities in 21 separate markets throughout the United States, with a total of 15,676 parking spaces and approximately 5.4 million square feet. The Company also owns approximately 0.2 million square feet of retail/commercial space adjacent to its parking facilities.

FWAC was a blank check, Cayman Islands exempted company, incorporated on February 19, 2021 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more business entities.

On August 25, 2023 (the “Closing Date”), we consummated the transactions contemplated by the Agreement and Plan of Merger (the “Merger”), as amended by the First Amendment to the Agreement and Plan of Merger, by and among FWAC, Queen Merger Corp. I, a Maryland corporation and wholly-owned subsidiary of FWAC, and Legacy MIC. As part of the Merger, FWAC was converted to a Maryland corporation and changed its name to Mobile Infrastructure Corporation. Unless otherwise indicated, references in this Quarterly Report on Form 10-Q to “MIC,” “we,” “us,” “our,” and the “Company” refer to Mobile Infrastructure Corporation and its consolidated subsidiaries prior to the closing of the Merger and to Mobile Infrastructure Corporation (f/k/a Fifth Wall Acquisition Corp. III) and its consolidated subsidiaries following the closing of the Merger, as the context requires. References in this Quarterly Report on Form 10-Q to “Legacy MIC” refer to Mobile Infrastructure Corporation and its consolidated subsidiaries prior to the closing of the Merger. References in this Quarterly Report on Form 10-Q to “FWAC” refer to Fifth Wall Acquisition Corp. III.

In connection with the Merger, Mobile Infra Operating Partnership, L.P., a Maryland limited partnership (the “Operating Partnership”), converted from a Maryland limited partnership to a Delaware limited liability company, Mobile Infra Operating Company, LLC (following the conversion, the “Operating Company”). In connection with the conversion, each outstanding unit of partnership interest of the Operating Partnership was converted automatically, on a one-for-one basis, into an equal number of identical membership units of the Operating Company. The Company is a member of the Operating Company and owns substantially all of its assets and conducts substantially all of its operations through the Operating Company. The Operating Company is managed by a board of directors, one appointed by the Company and one appointed by the other members of the Operating Company. Currently, the two directors of the Operating Company are Manuel Chavez, III, our Chief Executive Officer and a director, and Stephanie Hogue, our President, Chief Financial Officer and a director. The Company owns approximately 51.8% of the common units of the Operating Company (“OP Units” or “Common Units”). Color Up, LLC, a Delaware limited liability company (“Color Up”) and HSCP Strategic III, LP, a Delaware limited partnership (“HS3”), are also members of the Operating Company and own approximately 38.8% and 9.4%, respectively, of the outstanding OP Units. Color Up is our largest stockholder and is controlled by Mr. Chavez, Ms. Hogue and, Jeffrey Osher, a director of the Company. HS3 is controlled by Mr. Osher.

The Company is publicly traded on the NYSE American under the ticker “BEEP.” As a result of the Merger:

●	each then issued and outstanding Class A Share and Class B Share of FWAC was converted, on a one-for-one basis, into one share of the Company's common stock;
●	each then issued and outstanding share of Legacy MIC common stock was converted into 1.5 shares of the Company's common stock;
●

each share of Legacy MIC Series 1 Convertible Redeemable Preferred Stock (“Legacy MIC Series 1 Preferred Stock”) and Legacy MIC Series A Convertible Redeemable Preferred Stock (“Legacy MIC Series A Preferred Stock”) issued and outstanding was converted into one share of Series 1 Convertible Redeemable Preferred Stock (the “Series 1 Preferred Stock”) and Series A Convertible Redeemable Preferred Stock (“Series A Preferred Stock”) of the Company, as applicable; and

●

the outstanding common stock warrant of Legacy MIC to purchase 1,702,128 shares of Legacy MIC common stock at an exercise price of $11.75 per share became a warrant to purchase 2,553,192 shares of common stock of the Company at an exercise price of $7.83 per share.

Additionally, on June 15, 2023, HS3, Harvest Small Cap Partners, L.P. and Harvest Small Cap Partners Master, Ltd., entities controlled by Mr. Osher, and Bombe-MIC Pref, LLC, an entity controlled by Mr. Chavez and of which Ms. Hogue is a member, (collectively, the “Preferred PIPE Investors”), each entered into a Preferred Subscription Agreement with FWAC pursuant to which, among other things, the Preferred PIPE Investors agreed to subscribe for and purchase, and FWAC agreed to issue and sell to the Preferred PIPE Investors, a total of 46,000 shares of Series 2 Convertible Preferred Stock of the Company, par value $0.0001 per share (the “Series 2 Preferred Stock”), at $1,000 per share for an aggregate purchase price of $46 million (the “Preferred PIPE Financing”). Pursuant to the terms and conditions of the Preferred Subscription Agreement, upon the earlier of a change of control of the Company or December 31, 2023, the Series 2 Preferred Stock will convert into approximately 13,787,462 shares of our common stock inclusive of 1,253,404 shares of our common stock issuable as dividends to the Preferred PIPE Investors.

Accounting Treatment of the Merger and Retroactive Equity Application

Legacy MIC determined that it was the accounting acquirer in the Merger based on an analysis of the criteria outlined in Accounting Standards Codification (“ASC”) 805, Business Combinations. The Merger was accounted for as a reverse recapitalization, in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). The identification of Legacy MIC as the accounting acquirer was based primarily on evaluation of the following facts and circumstances:

●	the business affairs of the Company are controlled by a board of directors consisting of eight individuals, seven of whom were board members of Legacy MIC and one designated by FWAC;
●	the management of the Company is led by Legacy MIC’s Chief Executive Officer, Manuel Chavez, III, and Chief Financial Officer, Stephanie Hogue; and
●	Legacy MIC was significantly larger than FWAC in terms of revenue, total assets (excluding cash) and employees.

Under this method of accounting, FWAC was treated as the acquired company for financial reporting purposes. Accordingly, the Merger was treated as the equivalent of Legacy MIC issuing stock for the net assets of FWAC, accompanied by a recapitalization. The net assets of FWAC were stated at historical cost, with no goodwill or other intangible assets recorded. Operations prior to the Merger are those of Legacy MIC.

In accordance with guidance applicable to these circumstances, the equity structure has been retroactively restated in all comparative periods up to the Closing Date, to reflect the equivalent number of shares of the Company’s common stock based on the exchange ratio of 1.5 established in the Merger.

Note B — Summary of Significant Accounting Policies

Basis of Accounting

The consolidated financial statements of the Company are prepared on the accrual basis of accounting and in accordance with U.S. GAAP for interim financial information as contained in the Financial Accounting Standards Board ("FASB") ASC, and in conjunction with rules and regulations of the SEC. Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary to give a fair presentation of operating results for the periods presented have been included. Certain prior period amounts have been reclassified to conform to the current period presentation. Operating results for the three and nine months ended September 30, 2023, are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. There were no significant changes to our significant accounting policies during the nine months ended September 30, 2023. For a full summary of our accounting policies, refer to Legacy MIC’s 2022 Annual Report on Form 10-K as originally filed with the SEC on March 22, 2023.

Going Concern

The accompanying consolidated financial statements are prepared in accordance with GAAP applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company has incurred net losses since its inception and anticipates net losses in the near future, and the Company has approximately $64.1 million of debt which will mature within one year. The Company does not have sufficient cash on hand or available liquidity to repay the maturing debt as it becomes due. These conditions and events raise substantial doubt about the Company's ability to continue as a going concern.

In response, the Company is currently pursuing extensions and amendments on the maturing debt. However, our plan is subject to market conditions and not within our control. As a result, management’s plans cannot be considered probable and thus do not alleviate substantial doubt about the Company's ability to continue as a going concern.

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts of liabilities that might result from the outcome of this uncertainty.

Consolidation

The consolidated financial statements include the accounts of the Company, the Operating Company (previously, the Operating Partnership), each of their wholly owned subsidiaries, and all other entities in which the Company has a controlling financial interest. For entities that meet the definition of a variable interest entity (“VIE”), the Company consolidates those entities when the Company is the primary beneficiary of the entity. The Company is determined to be the primary beneficiary when it possesses both the power to direct activities that most significantly impact the economic performance of the VIE and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. The Company continually evaluates whether it qualifies as the primary beneficiary and reconsiders its determination of whether an entity is a VIE upon reconsideration events. All intercompany activity is eliminated in consolidation.

Noncontrolling interests on our Consolidated Balance Sheets represent the portion of equity that we do not own in the entities we consolidate.  Net income or loss attributable to non-controlling interest in our Consolidated Statements of Operations represents our partners’ share of net income or loss that is generally allocated on a pro-rata basis based on ownership percentage.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Management makes significant estimates regarding stock-based compensation, equity valuations, asset impairment and purchase price allocations to record investments in real estate, as applicable.

Concentration

The Company had sixteen and fifteen parking tenant-operators during the nine months ended September 30, 2023 and 2022, respectively. One tenant/operator, SP + Corporation (Nasdaq: SP) (“SP+”), represented 61.6% and 60.5% of the Company’s revenue, excluding commercial revenue, for the nine months ended September 30, 2023 and 2022, respectively. Premier Parking Service, LLC represented 11.9% and 12.6% of the Company’s revenue, excluding commercial revenue, for the nine months ended September 30, 2023 and 2022, respectively.

In addition, the Company had concentrations in Cincinnati (19.4% and 19.2%), Detroit (10.3% and 12.5%), Chicago (9.1% and 8.7%), and Houston (8.1% and 7.8%) based on gross book value of real estate as of September 30, 2023 and December 31, 2022.

As of September 30, 2023 and December 31, 2022, 64.1% and 59.2% of the Company’s outstanding accounts receivable balance, respectively, was with SP+.

Acquisitions

All assets acquired and liabilities assumed in an acquisition of real estate accounted for as a business combination are measured at their acquisition date fair values. For acquisitions of real estate accounted for as an asset acquisition, the fair value of consideration transferred by the Company (including transaction costs) is allocated to all assets acquired and liabilities assumed on a relative fair value basis.

In making estimates of fair values for purposes of allocating purchase price, the Company will utilize several sources, including independent third-party valuations that may be obtained in connection with the acquisition or financing of the respective property and other market data. The Company will also consider information obtained about each property as a result of the Company’s pre-acquisition due diligence, as well as subsequent marketing and leasing activities, in estimating the fair value of the tangible and intangible assets acquired and intangible liabilities assumed.

The Company allocates the purchase price of acquired properties to tangible and identifiable intangible assets acquired based on their relative fair values. Tangible assets include land, land improvements, buildings, fixtures and tenant improvements on an as-if vacant basis. The Company utilizes various estimates, processes and information to determine the as-if vacant property value. Estimates of value are made using customary methods, including data from appraisals, comparable sales, discounted cash flow analysis and other methods. Amounts allocated to land, land improvements, buildings and fixtures are based on valuations performed by independent third parties or on the Company’s analysis of comparable properties in the Company’s portfolio. Identifiable intangible assets include amounts allocated to acquire leases for above- and below-market lease rates, the value of in-place leases, and the value of customer relationships, as applicable. The aggregate value of intangible assets related to in-place leases is primarily the difference between the property valued with existing in-place leases adjusted to market rental rates and the property valued as if vacant. Factors considered by the Company in its analysis of the in-place lease intangibles include an estimate of carrying costs during the expected lease-up period for each property, considering current market conditions and costs to execute similar leases. In estimating carrying costs, the Company will include real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up period. Estimates of costs to execute similar leases including leasing commissions, legal and other related expenses are also utilized.

The value of lease intangibles is amortized to depreciation and amortization expense in our Consolidated Statements of Operations over the remaining term of the respective lease. If a tenant terminates its lease with us, the unamortized portion of any lease intangible is recognized over the shortened lease term.

Impairment of Long-Lived Assets

On a quarterly basis, we employ a multi-step approach to assess our real estate assets for possible impairment and record any impairment charges identified. The first step is the identification of potential triggering events, such as declines in net operating income (“NOI”) and performance compared to internal forecasts. If the results of this first step indicate a triggering event for a property, we proceed to the second step, utilizing an undiscounted cash flow model to identify potential impairment. If the undiscounted cash flows are less than the net book value of the property as of the balance sheet date, we record an impairment charge based on the fair value determined in the third step. In performing the third step, we utilize market data such as capitalization rates and sales price per stall on comparable recent real estate transactions to estimate the fair value of the real estate assets. We also utilize expected net sales proceeds to estimate the fair value of any centers that are actively being marketed for sale.

See Note M for additional discussion regarding impairment of long-lived assets.

Immaterial Correction

During the year ended December 31, 2022, the Company identified certain errors impacting our first and second quarter filings of 2022.  A summary of such errors is outlined in the table below and includes errors related to the cut-off and classification of accruals, cash, prepaids and expenses, accounting and record keeping for tenant billings and deposits, accounting related to interest expense, elimination of intercompany receivables and payables, and corrections related to the calculation of noncontrolling interest.

	As of September 30, 2022
	As reported	Adjustments	As Corrected
	(in thousands)
Consolidated Balance Sheet:
Buildings and improvements	$271,964	$(156)	$271,808
Fixed assets, net	207	-	207
Cash	5,862	-	5,862
Cash – restricted	6,721	-	6,721
Prepaid expenses	1,021	(13)	1,008
Accounts receivable	2,578	(85)	2,493
Due from related parties	-	156	156
Other assets	64	-	64
Notes payable, net	148,278	-	148,278
Revolving Credit Facility, net	72,648	195	72,843
Accounts payable and accrued liabilities	21,604	(119)	21,485
Security Deposit	97	61	158
Deferred revenue	372	-	372
Accumulated deficit	(106,692)	(40)	(106,732)
Non-controlling interest	101,609	(56)	101,553

	Three Months Ended September 30, 2022			Nine Months Ended September 30, 2022
	As reported	Adjustments	As Corrected	As reported	Adjustments	As Corrected
	(in thousands, except per share data)			(in thousands, except per share data)
Consolidated Statement of Operations:
Base rent income	$2,173	$120	$2,293	$6,346	$120	$6,466
Management agreement	-	-	-	427	(114)	313
Percentage rent	6,245	(187)	6,058	15,430	(187)	15,243
Property taxes	1,912	(106)	1,806	5,592	(106)	5,486
Property operating expense	501	(17)	484	2,069	(97)	1,972
General and administrative	2,455	44	2,499	5,843	(9)	5,834
Professional fees	525	(47)	478	2,087	(326)	1,761
Organizational, offering and other costs	2,168	(197)	1,971	4,693	-	4,693
Depreciation and amortization	2,137	(43)	2,094	6,125	(43)	6,082
Interest expense	(3,387)	(288)	(3,675)	(9,094)	(383)	(9,477)
Other income	123	(107)	16	153	(107)	46
Net loss	(4,596)	(96)	(4,692)	(12,871)	(89)	(12,960)
Net income attributable to non-controlling interest	(2,445)	(56)	(2,501)	(7,228)	(52)	(7,280)
Net loss attributable to Mobile Infrastructure Corporation’s common stockholders	(2,901)	(40)	(2,941)	(7,893)	(37)	(7,930)
Net loss per share attributable to Mobile Infrastructure Corporation’s common stockholders - basic and diluted	$(0.22)	$-	$(0.22)	$(0.60)	$(0.01)	$(0.61)

Reportable Segments

Our principal business is the ownership and operation of parking facilities. We do not distinguish our principal business, or group our operations, by geography or size for purposes of measuring performance. Accordingly, we have presented our results as a single reportable segment.

Equity Compensation

Equity compensation is based on the grant date fair value of the equity awards and is recognized as general and administrative expense in our Consolidated Statement of Operations over the requisite service or performance period. Forfeitures are recognized as incurred. Certain equity awards are subject to vesting based upon the satisfaction of various service, market, or performance conditions.

Note C – Reverse Recapitalization

As described in Note A, the Merger closed on August 25, 2023. In connection with the Merger:

●

holders of an aggregate of 27,080,715 FWAC Class A Shares, representing 95.3% of FWAC’s Class A Shares, exercised their right to redeem their shares for cash for an aggregate redemption amount of $279,018,123;

●

Fifth Wall Acquisition Sponsor III LLC, a Cayman Islands limited liability company (the “Sponsor”), forfeited 4,855,000 FWAC Class B Shares held by the Sponsor immediately prior to the Closing for no consideration;

●	46,000 shares of Series 2 Preferred Stock were issued in connection with the Preferred PIPE Financing at a purchase price of $1,000 per share for an aggregate purchase price of $46,000,000;
●	each then issued and outstanding Class A Share and Class B Share of FWAC was converted, on a one-for-one basis, into one share of the Company’s common stock;
●	each then issued and outstanding share of Legacy MIC common stock was converted into 1.5 shares of the Company’s common stock;
●	each share of Legacy MIC Series 1 Preferred Stock and Legacy MIC Series A Preferred Stock issued and outstanding was converted into one share of Series 1 Preferred Stock and Series A Preferred Stock, as applicable;
●	the outstanding common stock warrant of Legacy MIC to purchase shares of Legacy MIC common stock at an exercise price of $11.75 per share became a warrant to purchase 2,553,192 shares of common stock of the Company at an exercise price of $7.83 per share; and
●	in connection with the conversion of the Operating Partnership into the Operating Company, each outstanding unit of partnership interest of the Operating Partnership converted automatically, on a one-for-one basis, into an equal number of identical membership units of the Operating Company.

Following the completion of the Merger, the Company had the following outstanding securities:

●	13,089,848 shares of the Company’s common stock;
●	39,811 shares of Series 1 Preferred Stock;
●	2,862 shares of Series A Preferred Stock;
●	46,000 shares of Series 2 Preferred Stock; and
●	a warrant to purchase 2,553,192 shares of the Company’s common stock at an exercise price of $7.83 per share.

Following the completion of the Merger and after giving effect to the cashless conversion of 638,298 Class A Units into 156,138 Common Units by HS3 on August 29, 2023, the Operating Company had the following outstanding securities:

●	27,041,813 Common Units outstanding, 13,089,848 of which are owned by the Company, representing approximately 48.4% of the outstanding Common Units;
●	2,250,000 Performance Units; and
●	660,329 LTIP Units.

The following table reconciles the elements of the Merger to the consolidated statements of cash flows and the consolidated statement of changes in stockholder's equity/(deficit) for the nine months ended September 30, 2023 (in thousands):

Fair value of Series 2 Preferred Stock	$ 66,700
Common stock issued in exchange for FWAC Class A and B	4,552
Less: Fair value of Earn-Out Shares issued	(5,844)
Less: Equity-allocated offering costs	(11,505)
Impact to Addition-Paid in Capital	53,903
Less: Non-cash Preferred Series 2 issuance expense	(16,101)
Earn-Out liability recognized	5,844
Less: Series 2 Preferred Stock dividend paid-in-kind recognized	(4,600)
Net cash proceeds	$ 39,046

1,900,000 FWAC Class B Shares that converted to the Company’s common stock are subject to an earn-out structure (the “Earn-Out Shares”) under terms outlined in the Second Amended and Restated Sponsor Agreement. The Earn-Out Shares vest if certain milestones related to share price are achieved as further described in Footnote H. Because the shares have voting rights but have contingent vesting conditions, we have included the shares as issued but not outstanding on the face of the Consolidated Balance Sheets. The estimated fair value of the Earn-Out Shares was recorded as approximately $5.8 million as of the Closing Date and is presented as earnout liability on the Consolidated Balance Sheets. We will estimate the fair value of this liability at each reporting date during the contingency period and record any changes to our Consolidated Statement of Operations. See footnote M for additional fair value discussion. We allocated $0.9 million of offering costs to the Earn-Out Shares, which was recorded as part of Organization, Offering, and Other Costs on the Consolidated Statements of Operations.

As part of accounting for the reverse recapitalization, we evaluated the Series 2 Preferred Stock arrangement using the guidance in ASC 820 and 480. We determined the fair value of the Series 2 Preferred Stock, including the dividends to be paid-in-kind, was $66.7 million ($4.84 per share) at the time of the transaction. We compared the fair value to the implied conversion rate based on a total of 13,787,464 shares of common stock being issued and $4.6 million of dividends paid in kind in return for $46 million in proceeds. As a result, the excess in fair value was treated as non-cash compensation and was recorded as Preferred Series 2 issuance expense on the Consolidated Statements of Operations.

Note D – Acquisitions and Dispositions of Investments in Real Estate

2023

On February 28, 2023, the Company sold a parking lot located in Wildwood, New Jersey for $1.5 million, resulting in a gain on sale of real estate of approximately $0.7 million. The Company received net proceeds of approximately $0.3 million after the repayment of the outstanding mortgage loan, interest and transaction costs.

2022

In June 2022, the Company acquired a 555-space garage located in Oklahoma City, Oklahoma for $17.5 million.

Note E - Intangible Assets

A schedule of the Company’s intangible assets and related accumulated amortization as of September 30, 2023 and December 31, 2022 is as follows (dollars in thousands):

	As of September 30, 2023		As of December 31, 2022
	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
In-place lease value	$2,444	$1,767	$2,564	$1,621
Lease commissions	182	128	165	106
Indefinite lived contract	3,160	-	3,160	—
Acquired technology	4,242	897	4,217	561
Total intangible assets	$10,028	$2,792	$10,106	$2,288

Amortization of the in-place lease value, lease commissions and acquired technology are included in depreciation and amortization in the accompanying Consolidated Statements of Operations. Amortization expense associated with intangible assets totaled approximately $0.2 million for both the three months ended September 30, 2023 and 2022 and approximately $0.6 million for both the nine months ended September 30, 2023 and 2022.

A schedule of future amortization of acquired intangible assets for the nine months ended September 30, 2023 and thereafter is as follows (dollars in thousands):

	In-place lease value	Lease commissions	Acquired technology
2023 (Remainder)	$78	$6	$113
2024	291	24	448
2025	179	12	448
2026	101	7	448
2027	28	4	420
Thereafter	-	-	1,468
	$677	$53	$3,345

Note F — Notes Payable

As of September 30, 2023, the principal balances on notes payable are as follows (dollars in thousands):

Loan	Original Debt Amount	Monthly Payment	Balance as of 9/30/23	Lender		Interest Rate	Loan Maturity
MVP Memphis Poplar (3)	$1,800	I/O	$1,800	LoanCore		5.38%	3/6/2024
MVP St. Louis (3)	$3,700	I/O	$3,700	LoanCore		5.38%	3/6/2024
Mabley Place Garage, LLC	$9,000	$44	$7,481	Barclays		4.25%	12/6/2024
322 Streeter Holdco LLC	$25,900	$130	$24,844	American National Insurance Co.		3.50%	3/1/2025
MVP Houston Saks Garage, LLC	$3,650	$20	$2,879	Barclays Bank PLC		4.25%	8/6/2025
Minneapolis City Parking, LLC	$5,250	$29	$4,262	American National Insurance, of NY		4.50%	5/1/2026
MVP Bridgeport Fairfield Garage, LLC	$4,400	$23	$3,565	FBL Financial Group, Inc.		4.00%	8/1/2026
West 9th Properties II, LLC	$5,300	$30	$4,382	American National Insurance Co.		4.50%	11/1/2026
MVP Fort Worth Taylor, LLC	$13,150	$73	$10,904	American National Insurance, of NY		4.50%	12/1/2026
MVP Detroit Center Garage, LLC	$31,500	$194	$26,961	Bank of America		5.52%	2/1/2027
MVP St. Louis Washington, LLC (1)	$1,380	$8	$1,249	KeyBank	*	4.90%	5/1/2027
St. Paul Holiday Garage, LLC (1)	$4,132	$24	$3,739	KeyBank	*	4.90%	5/1/2027
Cleveland Lincoln Garage, LLC (1)	$3,999	$23	$3,619	KeyBank	*	4.90%	5/1/2027
MVP Denver Sherman, LLC (1)	$286	$2	$259	KeyBank	*	4.90%	5/1/2027
MVP Milwaukee Arena Lot, LLC (1)	$2,142	$12	$1,938	KeyBank	*	4.90%	5/1/2027
MVP Denver 1935 Sherman, LLC (1)	$762	$4	$689	KeyBank	*	4.90%	5/1/2027
MVP Louisville Broadway Station, LLC (2)	$1,682	I/O	$1,682	Cantor Commercial Real Estate	**	5.03%	5/6/2027
MVP Whitefront Garage, LLC (2)	$6,454	I/O	$6,454	Cantor Commercial Real Estate	**	5.03%	5/6/2027
MVP Houston Preston Lot, LLC (2)	$1,627	I/O	$1,627	Cantor Commercial Real Estate	**	5.03%	5/6/2027
MVP Houston San Jacinto Lot, LLC (2)	$1,820	I/O	$1,820	Cantor Commercial Real Estate	**	5.03%	5/6/2027
St. Louis Broadway, LLC (2)	$1,671	I/O	$1,671	Cantor Commercial Real Estate	**	5.03%	5/6/2027
St. Louis Seventh & Cerre, LLC (2)	$2,057	I/O	$2,058	Cantor Commercial Real Estate	**	5.03%	5/6/2027
MVP Indianapolis Meridian Lot, LLC (2)	$938	I/O	$938	Cantor Commercial Real Estate	**	5.03%	5/6/2027
St Louis Cardinal Lot DST, LLC	$6,000	I/O	$6,000	Cantor Commercial Real Estate	**	5.25%	5/31/2027
MVP Preferred Parking, LLC	$11,330	$66	$11,087	Key Bank	**	5.02%	8/1/2027
Less unamortized loan issuance costs			$(481)
			$135,127

(1)	The Company issued a promissory note to KeyBank for $12.7 million secured by the pool of properties.
(2)	The Company issued a promissory note to Cantor Commercial Real Estate Lending, L.P. for $16.25 million secured by the pool of properties.
(3)	The loan is secured by a Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing on each of the properties owned by MVP St. Louis 2013 and MVP Memphis Poplar.

* 2 Year Interest Only

** 10 Year Interest Only

I/O - Interest Only

On September 6, 2023, the Company paid five notes in full with Vestin Realty Mortgage II, Inc. in the amount of approximately $9.9 million. The notes had matured on August 25, 2023 and were secured by five properties.

Reserve funds are generally required for repairs and replacements, real estate taxes, and insurance premiums.  Some notes contain various terms and conditions including debt service coverage ratios and debt yield limits. As of September 30, 2023, borrowers for two of the Company’s loans totaling $38.5 million, failed to meet certain loan covenants. As a result, we are subject to additional cash management procedures, which resulted in approximately $0.5 million of restricted cash as of  September 30, 2023. In order to exit cash management, certain debt service coverage ratios or debt yield tests must be exceeded for two consecutive quarters to return to less restrictive cash management procedures.

As of September 30, 2023, future principal payments on notes payable are as follows (dollars in thousands):

2023 (remainder)	$736
2024	16,013
2025	29,091
2026	22,707
2027	67,061
Thereafter	—
Total	$135,608

Note G - Revolving Credit Facility and Interest Rate Cap

On  March 29, 2022, the Company entered into a Credit Agreement (the “Credit Agreement”) with KeyBank Capital Markets, as lead arranger, and KeyBank, National Association, as administrative agent.  The Credit Agreement refinanced the Company’s then-current loan agreements for certain properties. The Credit Agreement provided for, among other things, a $75.0 million revolving credit facility, originally maturing on  April 1, 2023 (the “Revolving Credit Facility”). Borrowings under the Revolving Credit Facility bear interest at a Secured Overnight Financing Rate (“SOFR”) benchmark rate or Alternate Base Rate, plus a margin of between 1.75% and 3.00%, with respect to SOFR loans, or 0.75% to 2.00%, with respect to base rate loans, based on the Company’s leverage ratio as calculated under the Credit Agreement. The Credit Agreement is secured by a pool of properties and requires compliance with certain financial covenants. The Credit Agreement also included financial covenants that required the Company to (i) maintain a total leverage ratio not to exceed 65.0%, (ii) not to exceed certain fixed charge coverage ratios, and (iii) maintain a certain tangible net worth.

During 2022, the Company drew $73.7 million on the Revolving Credit Facility to pay-off certain mortgage loans and fund an acquisition of a single garage.

On  November 17, 2022, the Company executed an amendment to the Credit Agreement which extended the maturity of the Revolving Credit Facility to  April 1, 2024, amended certain financial covenants through the new term, and added a requirement for the Company to use diligent efforts to pursue an equity raise or liquidity event by March 31, 2023. On the Closing Date, the Company entered into a second amendment to the Credit Agreement which reduced the total commitment from $75 million to $58.7 million, required the Company to remit $15 million of the proceeds from the Preferred PIPE Investment to pay down outstanding borrowings under the Credit Agreement, removed the fixed charge coverage ratio, required a borrowing base interest coverage ratio, required the Company maintain at least $7 million in unencumbered cash and cash equivalents, required contribution of certain real property as collateral, increased the debt pool yield, and established a reserve for certain cash collateral to be used for interest payments. Concurrent with the paydown of $15 million, $0.1 million of unamortized loan fees were written off to interest expense in the Consolidated Statements of Operations.

As of September 30, 2023, the balance of unamortized loan fees associated with the Revolving Credit Facility is $0.3 million which is being amortized to interest expense in the Consolidated Statements of Operations over the remaining term.

In August 2023, we entered into an interest rate cap agreement with KeyBank with an initial value of approximately $0.2 million and a maturity on April 1, 2024. The arrangement was for a notional amount of $58.7 million and limited the SOFR to a rate of 4.90%. Our use of derivative instruments is limited to this interest rate cap to manage interest rate exposure. The principal objective of this arrangement is to minimize the risks and costs associated with our financial structure, which are in part determined by interest rates. We have elected not to use hedge accounting due to the short-term duration of the arrangement and, as such, will reflect changes in fair value of the arrangement within our Consolidated Statements of Operations. The change in the fair value of the interest rate cap from inception through September 30, 2023 was immaterial.

Note H - Equity

Prior to the Merger, Legacy MIC had two classes of capital stock outstanding: common stock and preferred stock. Following the Merger, the Company retains two classes of capital stock authorized for issuance under its Charter: 500,000,000 shares of common stock, par value $0.0001 per share, and 100,000,000 shares of preferred stock, par value $0.0001 per share, of which 97,000 are designated as shares of Series 1 Preferred Stock, 50,000 are designated as shares of Series A Preferred Stock and 60,000 are designated as shares of Series 2 Preferred Stock.

By virtue of the consummation of the Merger, the Sponsor owns 1,900,000 Earnout Shares subject to vesting restrictions and forfeiture under the terms of the Sponsor Agreement, as follows: (a) 950,000 Earnout Shares will vest at such time as the aggregate volume-weighted average price per share of our common stock for any 5-consecutive trading day period after the Closing Date equals or exceeds $13.00 per share (provided that such shares will be cancelled if not vested prior to December 31, 2026) and (b) 950,000 Earnout Shares will vest at such time as the aggregate volume-weighted average price per share of our common stock for any 5-consecutive trading day period after the Closing Date equals or exceeds $16.00 per share (provided that such shares will be cancelled if they have not vested prior to December 31, 2028). The Earnout Shares are classified as a liability on the Consolidated Balance Sheet, as certain settlement provisions within the agreement can affect the settlement value of the shares.

The following summarizes the terms of the Company’s preferred stock and warrants.

As described in Note A above, each issued and outstanding share of Legacy MIC Series 1 Preferred Stock and Legacy MIC Series A Preferred Stock converted into the right to receive one share of Series 1 Preferred Stock or one share of Series A Preferred Stock, as applicable, having terms materially the same as the applicable Legacy MIC Preferred Stock, except that the shares of Series 1 Preferred Stock and Series A Preferred Stock will be convertible into shares of our common stock instead of shares of Legacy MIC common stock.

Series A Convertible Redeemable Preferred Stock

The terms of the Series A Preferred Stock provide that the holders of the Series A Preferred Stock are entitled to receive, when and as authorized by the Board of Directors and declared by us out of legally available funds, cumulative cash dividends on each share at an annual rate of 7.50% of the stated value pari passu with the dividend preference of the Series 1 Preferred Stock and in preference to any payment of any dividend on our common stock until the occurrence of a Listing Event, at which time, the annual dividend rate was reduced to 5.75% on the stated value of the Series A Preferred Stock. The closing of the Merger and the listing of our common stock on the NYSE American constituted a Listing Event under the terms of the Series A Preferred Stock.

On March 24, 2020, the Board of Directors unanimously authorized the suspension of the payment of distributions on the Series A Preferred Stock; however, such distributions will continue to accrue in accordance with the terms of the Series A Preferred Stock. Since initial issuance, the Company had declared distributions of approximately $1.4 million of which approximately $0.6 million had been paid to Series A stockholders. As of September 30, 2023 and December 31, 2022, approximately $0.8 million and $0.6 million of Series A Preferred Stock distributions that were accrued and unpaid, respectively, are included in accrued preferred distributions on the Consolidated Balance Sheet.

Series 1 Convertible Redeemable Preferred Stock

The terms of the Series 1 Preferred Stock provide that the holders of the Series 1 Preferred Stock are entitled to receive, when and as authorized by the Board of Directors and declared by us out of legally available funds, cumulative cash dividends on each share at an annual rate of 7.00% of the stated value pari passu with the dividend preference of the Series A Preferred Stock and in preference to any payment of any dividend on our common stock until the occurrence of a Listing Event, at which time, the annual dividend rate was reduced to 5.50% on the stated value of the Series 1 Preferred Stock. The closing of the Merger and the listing of our common stock on the NYSE American constituted a Listing Event under the terms of the Series 1 Preferred Stock.

On March 24, 2020, the Company’s Board of Directors unanimously authorized the suspension of the payment of distributions on the Series 1 Preferred Stock, however, such distributions will continue to accrue in accordance with the terms of the Series 1 Preferred Stock. Since initial issuance, the Company had declared distributions of approximately $16.3 million of which approximately $6.4 million had been paid to Series 1 Preferred Stock stockholders. As of September 30, 2023 and December 31, 2022, approximately $9.9 million and $7.9 million of Series 1 Preferred Stock distributions that were accrued and unpaid, respectively, are included in accrued preferred distributions on the consolidated balance sheet.

Series 2 Convertible Preferred Stock

On June 15, 2023, the Preferred PIPE Investors each entered into a Preferred Subscription Agreement with FWAC pursuant to which, among other things, the Preferred PIPE Investors agreed to subscribe for and purchase, and FWAC agreed to issue and sell to the Preferred PIPE Investors, a total of 46,000 shares of Series 2 Preferred Stock at $1,000 per share for an aggregate purchase price of $46,000,000, on the terms and subject to the conditions set forth therein.

On the earlier of (a) a change of control of MIC and (b) December 31, 2023, the Series 2 Preferred Stock will convert into 12,534,058 shares of our common stock. The Series 2 Preferred Stock is entitled to receive dividends at a cumulative annual rate of 10% during the period between the initial issuance of such shares and the conversion thereof into shares of our common stock; provided that if the date of distribution occurs prior to the first anniversary of the original date of issuance of such share, the holder of such share of Series 2 Preferred Stock shall receive dividends at a cumulative annual rate of 10% of the $1,000.00 per share liquidation preference for a period of one year, and will be paid in full on the conversion date. Dividends will be paid in kind and also convert into shares of our common stock on the earlier of (a) a change of control of MIC and (b) December 31, 2023. The Series 2 Preferred Stock converts at a conversion price of $3.67 per share of common stock, subject to appropriate adjustment in relation to certain events, such as recapitalizations, stock dividends, stock splits, stock combinations, reclassifications or similar events affecting the Series 2 Preferred Stock, as set forth in the Charter. Accordingly, the aggregate of 46,000 shares of Series 2 Preferred Stock is expected to convert into a total of 13,787,462 shares of our common stock, which number is comprised of (i) 12,534,058 shares of our common stock issuable upon the conversion of 46,000 shares of Series 2 Preferred Stock based on the stated value of such shares and (ii) 1,253,404 shares of our common stock issuable upon the conversion of the dividends. Because the terms and amount of the dividend are contractually agreed upon, at the time of the Merger we recorded the full $4.6 million value of the paid in kind dividend.

Warrants

In accordance with its warrant agreement between Legacy MIC and Color Up, dated August 25, 2021 (the “Warrant Agreement”), Color Up had the right to purchase up to 1,702,128 shares of common stock, at an exercise price of $11.75 per share for an aggregate cash purchase price of up to $20.0 million (the “Common Stock Warrants”). Each whole Common Stock Warrant entitled the registered holder thereof to purchase one whole share of common stock at a price of $11.75 per share, subject to customary adjustments, at any time following a “Liquidity Event,” which was defined as an initial public offering and/or listing of the common stock on the Nasdaq Global Market, the Nasdaq Global Select Market, or the New York Stock Exchange.

As of the Closing Date, FWAC, Legacy MIC, and Color Up entered into a Warrant Assumption and Amendment Agreement (the “Warrant Assumption and Amendment Agreement”) to the Warrant Agreement, whereby the Company assumed the Common Stock Warrants remaining outstanding and unexpired at that time, and such Common Stock Warrants became the common stock warrants of the Company. Subsequent to the Closing date, on August 29, 2023, New MIC and Color Up entered into an Amended and Restated Warrant Agreement (the “Amended Warrant Agreement”), pursuant to which the Warrant Agreement was amended and restated to (i) reflect the effects of the Merger (including but not limited to the reduction in the exercise price of the Common Stock Warrants from $11.75 to $7.83 per share and the increase in the number of the underlying shares from 1,702,128 shares of Legacy MIC common stock to 2,553,192 shares of our common stock) and (ii) permit Color Up to exercise the Common Stock Warrants on a cashless basis at Color Up’s option.

The Common Stock Warrants expire on August 25, 2026 and are classified as equity and recorded at the issuance date fair value.

Securities Purchase Agreement

On November 2, 2021, Legacy MIC entered into a securities purchase agreement (the “Securities Purchase Agreement”) by and among the Company, the Operating Partnership, and HS3, pursuant to which the Operating Partnership issued and sold to HS3 (a) 1,702,128 newly issued OP Units; and (b) 425,532 newly-issued Class A units of limited partnership of the Operating Partnership (“Class A Units”) which entitle HS3 to purchase up to 425,532 additional OP Units (the “Additional OP Units”) at an exercise price equal to $11.75 per Additional OP Unit, subject to adjustment as provided in the Class A Unit agreement, and HS3 paid to the Operating Partnership cash consideration of $20.0 million. The Additional OP Units are available to be exercised only upon completion of a Liquidity Event, as defined in the Securities Purchase Agreement. In connection with the Merger, the number of Class A Units was adjusted to 638,298 and the exercise price for the Class A Units was adjusted to $7.83 per Class A Unit. The Common Units generally may be redeemed by the holder thereof for cash or, at the option of the Company, for shares of common stock. Such securities were issued in a private placement transaction exempt from registration pursuant to Section 4(a)(2) of the Securities Act. On August 29, 2023, the Operating Company issued 156,138 Common Units to HS3 upon the cashless exercise of 638,298 Class A Units based upon a fair market value of $10.37 per Common Unit.

Convertible Noncontrolling Interests

As of September 30, 2023, the Operating Company had approximately 27.0 million Common Units outstanding, excluding any equity incentive units granted. Beginning six months after first acquiring Common Units, each member will have the right to redeem the Common Units for either cash or common stock, subject to both the Company's discretion and the terms and conditions set forth in the limited liability company agreement of the Operating Company (the “Operating Agreement”).

The Common Units outstanding as of September 30, 2023 are classified as noncontrolling interests within permanent equity on our Consolidated Balance Sheet.

Note I — Equity Compensation

On February 28, 2023, Mr. Chavez and Ms. Hogue were granted 81,301 and 50,813 LTIP Units, respectively, in lieu of their 2022 target annual bonus. Of these awards granted to Mr. Chavez and Ms. Hogue, 13,550 and 10,163 LTIP Units vested immediately, with the remaining scheduled to vest over a three-year period.  The grant date fair value was determined to be $13.48 per unit for each of the LTIP Units awarded. Additionally, the non-management members of the Board of Directors were granted 26,082 LTIP Units in lieu of their 2022 compensation.  The Director’s LTIP Units will vest over a three-year period, with the exception of immediate vesting for LTIP Units granted to Shawn Nelson, a former director who retired from the Board effective December 31, 2022.  The grant date fair value was determined to be $14.76 per unit for each of the LTIP Units awarded to the non-management members of the Board.

In connection with Closing, 255,320 and 153,192 LTIP Units granted on August 23, 2022 to Mr. Chavez and Ms. Hogue, respectively, were achieved upon the occurrence of a liquidity event. These awards, which were previously deemed not probable of achievement, require one year of continued service. The grant date fair value per unit for each of the LTIP Units awarded was determined to be $10.00. On September 9, 2023, the Compensation Committee of the Company's board of directors approved the cancellation of 116,170 and 19,149 LTIP Units previously granted to Mr. Chavez and Ms. Hogue, respectively. The expense associated with the cancellation of the LTIP Units of approximately $1.4 million is included in general and administrative expense in the accompanying Consolidated Statements of Operations.

For the three and nine months ended September 30, 2023, the Company recognized $1.4 million and $4.0 million in non-cash amortization of equity awards, respectively, excluding the LTIP cancellation expense. Amortization expense of $1.1 million and $1.5 million was recognized for the three and nine months ended September 30, 2022.  As of September 30, 2023 there was $16.3 million of unrecognized non-cash amortization, including $11.6 million for LTIP Units and Performance LTIP Units (“PUs”) granted in 2022 which vest after the Closing upon the achievement of certain performance measures, which are considered not probable.

The following table sets forth a roll forward of all incentive equity awards for the nine months ended September 30, 2023:

	As of September 30, 2023
	Number of Incentive Equity Awards	Weighted Avg Grant FV Per Share
Unvested - January 1, 2023	2,673,041	8.44
Granted	237,294	9.13
Vested	(48,633)	9.27
Forfeited	(135,319)	10.00
Unvested - September 30, 2023	2,726,383	$8.40

Note J - Earnings Per Share

Basic and diluted loss per weighted average common share (“EPS”) is calculated by dividing net income (loss) attributable to the Company’s common stockholders, including any participating securities, by the weighted average number of shares outstanding for the period. The Company includes the effect of participating securities in basic and diluted earnings per share computations using the two-class method of allocating distributed and undistributed earnings when the two-class method is more dilutive than the treasury stock method. Outstanding warrants were antidilutive as a result of the net loss for the three and nine months ended September 30, 2023 and 2022 and therefore were excluded from the dilutive calculation. The Company includes unvested PUs as contingently issuable shares in the computation of diluted EPS once the market criteria is met, assuming that the end of the reporting period is the end of the contingency period. The Company had 2.7 million unvested service-and performance-based awards which are considered antidilutive to the dilutive loss per share calculation for the three and nine months ended September 30, 2023 and 2022.

The following table reconciles the numerator and denominator used in computing the Company’s basic and diluted per-share amounts for net loss attributable to common stockholders for the three and  nine months ended September 30, 2023 and 2022 (dollars in thousands):

	For the three months ended		For the nine months ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Numerator:
Net loss attributable to MIC	$(23,125)	$(2,941)	$(27,890)	$(7,930)
Net loss attributable to participating securities	—	—	—	—
Net loss attributable to MIC common stock	$(23,125)	$(2,941)	$(27,890)	$(7,930)
Denominator:
Basic and dilutive weighted average shares of Common Stock outstanding	13,089,848	13,089,848	13,089,848	13,089,848
Basic and diluted loss per weighted average common share:
Basic and dilutive	$(1.77)	$(0.22)	$(2.13)	$(0.61)

Note K – Variable Interest Entities

The Company, through a wholly owned subsidiary of the Operating Company, owns a 51.0% beneficial interest in MVP St. Louis Cardinal Lot, DST, a Delaware Statutory Trust (“MVP St. Louis”). MVP St. Louis is the owner of a 2.56-acre, 376-vehicle commercial parking lot, known as the Cardinal Lot.

MVP St. Louis is considered VIE and the Company concludes that it is the primary beneficiary since the power to direct the activities that most significantly impact the economic performance of MVP St. Louis was held by MVP Parking DST, LLC (the “Manager”) and certain subsidiaries of the Manager, which is controlled by Mr. Chavez.

As a result, the Company consolidates its investment in MVP St. Louis and MVP St. Louis Cardinal Lot Master Tenant, LLC, which had total assets of approximately $12.0 million (substantially all real estate investments) and liabilities of approximately $6.1 million (substantially all mortgage debt) as of September 30, 2023.

Note L - Income Taxes

Legacy MIC previously elected to be taxed as a REIT for federal income tax purposes and operated in a manner that allowed Legacy MIC to qualify as a REIT through  December 31, 2019.  As a consequence of the COVID-19 pandemic, Legacy MIC earned management income in lieu of lease income from a number of distressed tenants, which did not constitute qualifying REIT income for purposes of the annual REIT gross income tests, and, as a result, Legacy MIC was not in compliance with the annual REIT income tests for the year ended  December 31, 2020. Accordingly, Legacy MIC did not qualify for taxation as a REIT in 2020 and the Company continues to be taxed as a C corporation. As a C corporation, the Company is subject to federal income tax on its taxable income at regular corporate rates.

A full valuation allowance for deferred tax assets was historically provided each year since the Company believed that as a REIT it was more likely than not that it would not realize the benefits of its deferred tax assets.  As a taxable C Corporation, the Company has evaluated its deferred tax assets for the nine months ended September 30, 2023, which consist primarily of net operating losses and its investment in the Operating Company. Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended September 30, 2023. Such objective evidence limits the ability to consider other subjective evidence, such as our projections for future growth. Despite substantial growth in property-level operations, the Company has continued to generate a net loss and as such the Company has determined that it will continue to record a full valuation allowance against its deferred tax assets for the nine months ended September 30, 2023. A change in circumstances may cause the Company to change its judgment about whether deferred tax assets should be recorded, and further whether any such assets would more likely than not be realized. The Company would generally report any change in the valuation allowance through its Consolidated Statements of Operations in the period in which such changes in circumstances occur.

Note M — Fair Value

A fair value measurement is based on the assumptions that market participants would use in pricing an asset or liability in an orderly transaction. The hierarchy for inputs used in measuring fair value is as follows:

Level 1 – Inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 2 – Inputs include quoted prices in active markets for similar assets and liabilities, quoted prices for identical or similar assets or liabilities in markets that are not active, and model-derived valuations whose inputs are observable.

Level 3 – Model-derived valuations with unobservable inputs.

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for disclosure purposes, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurement.

The Company's financial instruments include cash and cash equivalents, restricted cash, accounts receivable and accounts payable. Due to their short maturities, the carrying amounts of these assets and liabilities approximate fair value. The estimated fair value of the Company’s debt (including notes payable and the Revolving Credit Facility) was derived using Level 2 inputs and approximate $180.9 million and $207.4 million as of September 30, 2023 and December 31, 2022, respectively.

Recurring and Nonrecurring Fair Value Measurements

Our Earn-out Shares and interest rate cap are measured and recognized at fair value on a recurring basis, while certain real estate assets and liabilities are measured and recognized at fair value as needed. Fair value measurements that occurred as of and during the nine months ended September 30, 2023 and the year ended December 31, 2022 were as follows (in thousands):

	September 30, 2023			December 31, 2022
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Recurring
Earn-out Shares liability	-	-	(1,216)	-	-	-
Interest Rate Cap	-	156	-	-	-	-

Nonrecurring
Impaired real estate assets	-	-	50,777	-	-	-

Earn-Out Shares

The terms of the Earn-Out Shares allow an additional 1,900,000 shares to vest if certain milestones are achieved:

●	950,000 shares vest if the aggregate volume-weighted average price for any 5-consecutive trading day period equals or exceeds $13.00 per share prior to December 31, 2026
●	950,000 shares vest if the aggregate volume-weighted average price for any 5-consecutive trading day period equals or exceeds $16.00 per share prior to December 31, 2028

We estimate the fair value of each tranche of shares separately using a Monte Carlo simulation. These estimates require us to make various assumptions about the risk-free rate, expected volatility for each tranche of the Earn-Out Shares, and other items that are unobservable and are considered Level 3 inputs in the fair value hierarchy. Because we are a newly-listed company with limited share activity, we were required to exercise judgment in estimating expected volatility (30.0% to 45.0%) and in selection of comparable companies.

We recognized a gain of approximately $4.6 million during the three and nine months ended September 30, 2023 as a result of changes in the estimated fair values after the Merger. The gain is recorded as the change in fair value of earnout liability in the Consolidated Statements of Operations. The following table reflects the change in value during the nine months ended September 30, 2023 (in thousands):

Level 3 Liability
Balance as of January 1, 2023	$—
Impact of the Merger (initial valuation)	(5,844)
Change in fair value recognized in earnings	4,628
Balance as of September 30, 2023	$(1,216)

Interest Rate Cap

Our interest rate cap is measured at fair value on a recurring basis. The valuation is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. The fair value of the interest rate cap is determined using the market standard methodology of valuing the expected discounted future fixed cash receipts. The variable cash or receipts are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. We evaluated the need for credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements, but believe these impacts are not material. Because we determined that the significant inputs used to value our derivatives are observable, we believe our derivative valuation is classified in Level 2 of the fair value hierarchy.

Impairment

Our real estate assets are measured and recognized at fair value on a nonrecurring basis when we determine an impairment has occurred. To estimate fair value we may use internally developed valuation models or independent third-parties where available. In either case, the fair value of real estate may be based on a number of approaches including the income capitalization approach, sales comparable approach or discounted cash flow approach. We utilize market data such as capitalization rates and sales price per stall on comparable recent real estate transactions to estimate the fair value of the real estate assets. We also utilize expected net sales proceeds to estimate the fair value of any centers that are actively being marketed for sale. Because we use estimates and assumptions regarding an assets’ future performance and cash flows as well as market conditions, capitalization rates and discount rates, we determined the impaired assets would fall under Level 3 of the fair value hierarchy. For the three and nine months ended September 30, 2023, we impaired $8.7 million of our real estate assets as a result of continuing delayed back-to-work trends or other reductions of demand-drivers impacting these assets.

Note N— Commitments and Contingencies

The nature of the Company’s business exposes our properties, the Company, the Operating Company and its other subsidiaries to the risk of claims and litigation in the normal course of business. Other than as noted below, or routine litigation arising out of the ordinary course of business, the Company is not presently subject to any material litigation nor, to its knowledge, is any material litigation threatened against the Company.

On March 6, 2023, Michael Shustek filed a complaint against Legacy MIC in the U.S. District Court, District of Maryland (the “Court”), seeking advancement of indemnification expenses related to the SEC investigation against Mr. Shustek, alleging damages (case 1:23-CV-00599). On September 6, 2023, the parties entered into a settlement agreement (the "Settlement Agreement"), and on September 18, 2023, the Court ordered the case closed. As a result of the Settlement Agreement, the Company recognized a gain of approximately $1.2 million which is recorded as other income in the Consolidated Statements of Operations.

On  August 25, 2021, the Company also entered into an Assignment of Claims, Causes of Action, and Proceeds Agreement, or the Assignment of Litigation Agreement, pursuant to which the Company assigned to Vestin Realty Mortgage II, Inc. and Michael V. Shustek certain claims and claim proceeds that the Company had against Ira S. Levine, Levine Law Group, Inc. (or any other name by which a firm including Ira Levine was known), Edwin Herbert Bentzen IV and Andrew Fenton. On April 3, 2023, the parties entered into a settlement agreement and mutual release related to the Ira Levine matter. The Settlement Agreement is not related to the Assignment of Litigation Agreement.

In January 2023, the 43rd District Court of Parker County, Texas, entered summary judgment against MVP Fort Worth Taylor, LLC, a subsidiary of Legacy MIC, in favor of the plaintiff, John Roy, who alleged that he was due a commission relating to a proposed sale of the Fort Worth Taylor parking facility which was never consummated. Legacy MIC filed an appeal.  As a result of the court’s summary judgment, in December 2022 we recognized a charge of $0.7 million for the full estimated amount of damages (including legal fees and costs). The $0.7 million was recognized within organizational, offering and other costs in our Consolidated Statements of Operations and indemnification and legal liability on our Consolidated Balance Sheets. During the first quarter of 2023, and as part of the appeals process, the Company posted cash collateral of $0.7 million for an appeals bond, which is reflected in Cash-Restricted on our Consolidated Balance Sheets.

In September 2023, the Company entered into arbitration with one vendor regarding disputes over amounts payable. The entire balance in dispute of approximately $1.8 million is accrued for in accounts payable and accrued expenses on the Consolidated Balance Sheets.

Note O — Related Party Transactions and Arrangements

Two of the Company’s assets, 1W7 Carpark and 222W7, are currently operated by PCA, Inc., dba Park Place Parking. Park Place Parking is a private parking operator that is wholly owned by relatives of the Company’s CEO. The Company’s CEO is neither an owner nor beneficiary of Park Place Parking. Park Place Parking has been operating these assets for five and four years, respectively. Both assets were acquired in 2021 with their management agreements in place. As of September 30, 2023 and 2022, the Company recorded a balance of approximately $0.2 million and $0.2 million, respectively, from Park Place Parking which is included in accounts receivable, net on the Consolidated Balance Sheets and has been paid subsequent to September 30, 2023 within terms of the lease agreement.

In connection with the Company's recapitalization transaction in August 2021, the Company owes approximately $469,231 to certain member entities of Color Up relating to prorated revenues for the month of  August 2021 of the three properties contributed by Color Up.  The accrual is reflected within due to related parties on the Consolidated Balance Sheets.

Additionally, in connection with the Company's recapitalization transaction in August 2021, the Company was due approximately $156,000 from Color Up as consideration for OP Units then issued which was reflected within due from related parties on the Consolidated Balance Sheet as of December 31, 2022. The Company received all amounts due in March 2023.

The Company has agreed to pay for certain tax return preparation services of Color Up and certain member entities of Color Up.  The Company has incurred approximately $0.1 million related to these services which is reflected in general and administrative expenses in the consolidated statements of income for the nine months ended  September 30, 2023.  Total fees are estimated to be approximately $0.1 million.

License Agreement

On August 25, 2021, the Company entered into a Software License and Development Agreement with an affiliate of Bombe Asset Management, Ltd., an affiliate of the Company’s CEO and CFO (the “Supplier”), pursuant to which the Company granted to the Supplier a limited, non-exclusive, non-transferable, worldwide right and license to access certain software and services for a fee of $5,000 per month.

Tax Matters Agreement

On August 25, 2021, the Company, the Operating Partnership and Color Up entered into the Tax Matters Agreement, or the Tax Matters Agreement, pursuant to which the Operating Partnership agreed to indemnify Color Up and certain affiliates and transferees of Color Up (together, the “Protected Partners”), against certain adverse tax consequences in connection with (1) (i) a taxable disposition of certain specified properties and (ii) certain dispositions of the Protected Partners’ interest in the Operating Partnership, in each case, prior to the tenth anniversary of the completion of the Transaction, as defined in the Tax Matters Agreement, (or earlier, if certain conditions are satisfied); and (2) the Operating Partnership’s failure to provide the Protected Partners the opportunity to guarantee a specified amount of debt of the Operating Partnership during the period ending on the tenth anniversary of the completion of the Transaction (or earlier, if certain conditions are satisfied). In addition, and for so long as the Protected Partners own at least 20% of the units in the Operating Partnership received in the Transaction, the Company agreed to use commercially reasonable efforts to provide the Protected Partners with similar guarantee opportunities.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a financial review and analysis of the Company’s financial condition and results of operations for the three and nine months ended September 30, 2023 and 2022. This discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and the notes thereto and Management’s Discussion and Analysis of Financial Conditions and Results of Operations in Legacy MIC’s annual report on Form 10-K for the year ended December 31, 2022. Unless otherwise indicated, references in this Quarterly Report on Form 10-Q (this “Quarterly Report”) to “MIC,” “we,” “us,” “our,” and the “Company” refer to Mobile Infrastructure Corporation and its consolidated subsidiaries prior to the closing of the Merger and to Mobile Infrastructure Corporation (f/k/a Fifth Wall Acquisition Corp. III) and its consolidated subsidiaries following the closing of the Merger, as the context requires. References in this Quarterly Report to “Legacy MIC” refer to Mobile Infrastructure Corporation and its consolidated subsidiaries prior to the closing of the Merger. References in this Quarterly Report to “FWAC” refer to Fifth Wall Acquisition Corp. III, a Cayman Islands exempted company prior to the closing of the Merger.

Forward-Looking Statements

Certain statements included in this Quarterly Report that are not historical facts (including any statements concerning investment objectives, other plans and objectives of management for future operations or economic performance, or assumptions or forecasts related thereto) are forward-looking statements. Forward-looking statements are typically identified by the use of terms such as “may,” “should,” “expect,” “could,” “intend,” “plan,” “anticipate,” “estimate,” “believe,” “continue,” “predict,” “potential” or the negative of such terms and other comparable terminology.

The forward-looking statements included herein are based upon the Company’s current expectations, plans, estimates, assumptions and beliefs, which involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the Company’s control. Although the Company believes that the expectations reflected in such forward-looking statements are based on reasonable assumptions, the actual results and performance could differ materially from those set forth in the forward-looking statements. Factors which could have a material adverse effect on operations and future prospects include, but are not limited to:

●	increased fuel prices may adversely affect our operating environment and costs;
●	we have a limited operating history which makes our future performance difficult to predict;
●

we incurred net losses attributable to our common stockholders of $11.1 million and $14.1 million for the years ended December 31, 2022 and 2021, respectively, and $27.9 million and $7.9 million for the nine months ended September 30, 2023 and 2022, respectively, and we may experience additional net losses in the future;

●	we will need to improve cash flow from operations to avoid a future liquidity event;
●	we depend on our management team and the loss of key personnel could have a material adverse effect on our ability to conduct and manage our business;
●	a material failure, inadequacy, interruption, or security failure of our technology networks and related systems could harm our business;
●

our executive officers and certain of our directors face or may face conflicts of interest related to their positions and interests in our affiliates, which could hinder our ability to implement our business strategy and generate returns to investors;

●

estimates of market opportunity and forecasts of market growth may prove to be inaccurate, and even if the market in which we compete achieves the forecasted growth, our business could fail to grow at a similar rate, if at all;

●

our revenues have been and will continue to be significantly influenced by demand for parking facilities generally, and a decrease in such demand would likely have a greater adverse effect on our revenues than if we owned a more diversified real estate portfolio;

●	we may be unable to attain our investment strategy or increase the value of our portfolio;
●	we may be unable to grow our business by acquisitions of additional parking facilities;
●	our parking facilities face intense competition, which may adversely affect rental and fee income;
●

we may be required to expend funds to correct defects or to make improvements before a property can be sold. We cannot assure investors that we will have funds available to correct such defects or to make such improvements;

●	we require scale to improve cash flow and earnings for investors;
●

changing consumer preferences and legislation affecting our industry or related industries may lead to a decline in parking demand, which could have a material adverse impact on our business, financial condition, and results of operations;

●

the COVID-19 pandemic has had and may continue to have, a material adverse effect on our business, financial condition, results of operations, cash flows, liquidity, and ability to satisfy our debt service obligations, and its duration and ultimate lasting impact is unknown;

●	our investments in real estate will be subject to the risks typically associated with investing in real estate;
●	uninsured losses or premiums for insurance coverage relating to real property may adversely affect our investor returns;
●

our material weaknesses in our internal control over financial reporting could adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner;

●	we may not be able to access financing sources on attractive terms, or at all, which could adversely affect our ability to execute our business plan;
●	we may not obtain sufficient capital on acceptable terms and, as a result, our business and our ability to operate could be materially adversely impacted;
●	our warrant may never be in the money, and may expire worthless;
●	instability in the debt markets and other factors may make it more difficult for us to finance or refinance properties, which could reduce the number of properties we can acquire;
●	increasing interest rates may adversely affect us;
●	our independent auditor included an explanatory paragraph regarding our ability to continue as a “going concern” in its report on our financial statements for the year ended December 31, 2022; we may not have sufficient capital as and when needed;
●	we may not be able to comply with the financial covenants under the credit agreement, which could result in an event of default under the credit agreement and an acceleration of repayment;
●	adverse judgments, settlements, or investigations resulting from legal proceedings in which we may be involved could reduce our profits, limit our ability to operate our business, or distract our officers from attending to our business;
●	holders of our outstanding preferred stock have dividend, liquidation, and other rights that are senior to the rights of the holders of our common stock; and
●	other risks and uncertainties discussed in the Prospectus (as defined below) under the section titled “Risk Factors."

Additional information concerning these, and other risks, is described under the “Risk Factors” section of our final prospectus (the “Prospectus”), filed with the Securities and Exchange Commission (the “SEC”) pursuant to Rule 424(b) under the Securities Act of 1933 on November 2, 2023, in connection with our registration statement on Form S-11.

Any of the assumptions underlying the forward-looking statements included herein could be inaccurate, and undue reliance should not be placed upon any forward-looking statements included herein. All forward-looking statements are made as of the date of this Quarterly Report, and the risk that actual results will differ materially from the expectations expressed herein will increase with the passage of time. Except as otherwise required by the federal securities laws, the Company undertakes no obligation to publicly update or revise any forward-looking statements made after the date of this Quarterly Report, whether as a result of new information, future events, changed circumstances or any other reason. In light of the significant uncertainties inherent in the forward-looking statements included in this Quarterly Report, the inclusion of such forward-looking statements should not be regarded as a representation by us or any other person that the objectives and plans set forth in this Quarterly Report will be achieved.

Overview

Mobile Infrastructure Corporation (formerly known as Fifth Wall Acquisition Corp. III or “FWAC”) is a Maryland corporation. The Company focuses on acquiring, owning and leasing parking facilities and related infrastructure, including parking lots, parking garages and other parking structures throughout the United States. The Company targets both parking garage and surface lot properties primarily in the top 50 U.S. Metropolitan Statistical Areas, with proximity to key demand drivers, such as commerce, events and venues, government and institutions, hospitality and multifamily central business districts. As of September 30, 2023, the Company owned 43 parking facilities in 21 separate markets throughout the United States, with a total of 15,676 parking spaces and approximately 5.4 million square feet. The Company also owns approximately 0.2 million square feet of retail/commercial space adjacent to its parking facilities.

FWAC was a blank check, Cayman Islands exempted company, incorporated on February 19, 2021 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more business entities.

On August 25, 2023 (the “Closing Date”), we consummated the transactions contemplated by the Agreement and Plan of Merger (the "Merger"), as amended by the First Amendment to the Agreement and Plan of Merger, by and among FWAC, Queen Merger Corp. I, a Maryland corporation and wholly-owned subsidiary of FWAC, and Legacy MIC. As part of the Merger, FWAC was converted to a Maryland corporation and changed its name to Mobile Infrastructure Corporation. Unless otherwise indicated, references in this Quarterly Report on Form 10-Q to “MIC,” “we,” “us,” “our,” and the “Company” refer to Mobile Infrastructure Corporation and its consolidated subsidiaries prior to the closing of the Merger and to Mobile Infrastructure Corporation (f/k/a Fifth Wall Acquisition Corp. III) and its consolidated subsidiaries following the closing of the Merger, as the context requires. References in this Quarterly Report on Form 10-Q to “Legacy MIC” refer to Mobile Infrastructure Corporation and its consolidated subsidiaries prior to the closing of the Merger. References in this Quarterly Report on Form 10-Q to “FWAC” refer to Fifth Wall Acquisition Corp. III

In connection with the Merger, Mobile Infra Operating Partnership, L.P., a Maryland limited partnership (the “Operating Partnership”), converted from a Maryland limited partnership to a Delaware limited liability company, Mobile Infra Operating Company, LLC (following the conversion, the “Operating Company”). In connection with the conversion, each outstanding unit of partnership interest of the Operating Partnership was converted automatically, on a one-for-one basis, into an equal number of identical membership units of the Operating Company. The Company is a member of the Operating Company and owns substantially all of its assets and conducts substantially all of its operations through the Operating Company. The Operating Company is managed by a board of directors, one appointed by the Company and one appointed by the other members of the Operating Company. Currently, the two directors of the Operating Company are Manuel Chavez, III, our Chief Executive Officer and a director, and Stephanie Hogue, our President, Chief Financial Officer and a director. The Company owns approximately 51.8% of the common units of the Operating Company (“OP Units” or “Common Units”). Color Up, LLC, a Delaware limited liability company (“Color Up”) and HSCP Strategic III, LP, a Delaware limited partnership (“HS3”), are also members of the Operating Company and own approximately 38.9% and 9.4%, respectively, of the outstanding OP Units. Color Up is our largest stockholder and is controlled by Mr. Chavez, Ms. Hogue and, Jeffrey Osher, a director of the Company. HS3 is controlled by Mr. Osher.

The Company is publicly traded on the NYSE American under the ticker “BEEP.” As a result of the Merger:

●	each then issued and outstanding Class A Share and Class B Share of FWAC was converted, on a one-for-one basis, into one share of the Company's common stock;
●	each then issued and outstanding share of Legacy MIC common stock was converted into 1.5 shares of the Company's common stock;
●

each share of Legacy MIC Series 1 Convertible Redeemable Preferred Stock (“Legacy MIC Series 1 Preferred Stock”) and Legacy MIC Series A Convertible Redeemable Preferred Stock (“Legacy MIC Series A Preferred Stock”) issued and outstanding was converted into one share of Series 1 Convertible Redeemable Preferred Stock (the “Series 1 Preferred Stock”) and Series A Convertible Redeemable Preferred Stock (“Series A Preferred Stock”) of the Company, as applicable; and

●

the outstanding common stock warrant of Legacy MIC to purchase 1,702,128 shares of Legacy MIC common stock at an exercise price of $11.75 per share became a warrant to purchase 2,553,192 shares of common stock of the Company at an exercise price of $7.83 per share.

Additionally, on June 15, 2023, HS3, Harvest Small Cap Partners, L.P. and Harvest Small Cap Partners Master, Ltd., entities controlled by Mr. Osher, and Bombe-MIC Pref, LLC, an entity controlled by Mr. Chavez and of which Ms. Hogue is a member, (collectively, the “Preferred PIPE Investors”), each entered into a Preferred Subscription Agreement with FWAC pursuant to which, among other things, the Preferred PIPE Investors agreed to subscribe for and purchase, and FWAC agreed to issue and sell to the Preferred PIPE Investors, a total of 46,000 shares of Series 2 Convertible Preferred Stock of the Company, par value $0.0001 per share (the “Series 2 Preferred Stock”), at $1,000 per share for an aggregate purchase price of $46 million (the “Preferred PIPE Financing”). Pursuant to the terms and conditions of the Preferred Subscription Agreement, upon the earlier of a change of control of the Company or December 31, 2023, the Series 2 Preferred Stock will convert into approximately 13,787,462 shares of our common stock inclusive of 1,253,404 shares of our common stock issuable as dividends to the Preferred PIPE Investors.

Objectives

Over the next twelve months, management of the Company will be focused predominantly on the following strategic objectives:

•	Working with third-party operators to move towards contracts that better align the performance of the assets with results;
•	Continue to work with third-party operators to focus on leasing of our parking facilities and improving Revenue per Available Stall ("RevPAS") of the overall portfolio;
•	Identify opportunities for accretive growth for the Company; and
•	Pursuing options for refinancing near-term debt with the goal of achieving well-laddered maturities.

Management of the Company has continued to work closely with our tenants to evaluate the performance and ongoing capital requirements of the assets, with a view to understanding current and future demand drivers of those assets. The Company has been implementing its proprietary technology which provides real-time information on the performance of assets. Under the new lease structure, which requires tenants to pay a lower base rent (typically $500-$1,000 per month) and percentage rent equal to a designated percentage (typically 90%) of the amount by which gross revenues at the property during any lease year exceed a negotiated threshold amount ("New Lease Structure"), the Company has funded capital expenditures related to upgrades and optimization of our parking facilities, including but not limited to gate arm systems, lighting, and large capital improvements to structure and concrete. Under the New Lease Structure, our tenants are responsible for many agreed-upon expenses, which they pay utilizing the thresholds that they retain as part of the lease. As such, our shareholder may not fully realize the benefits of savings through active asset management. As our tenant-operators lease payments are calculated based on their cash collected, our revenue may be impacted by the timing of payments our tenants-operators receive from contract parkers and do not necessarily reflect the true performance of the parking facility utilization. We expect to maintain an active dialogue with our tenant-operators to resolve these issues through the end of 2023 for the betterment of the Company’s portfolio.

Investment Strategy & Criteria

Because the Company’s management team has extensive experience in the parking industry, the Company often receives off-market calls for parking facilities that are not yet being marketed for sale, as well as have early notices on properties just getting ready to be marketed. As such, the Company has a pipeline of acquisitions that is both bespoke and actionable, that the Company believes are off-market and largely unavailable to our competitors. The Company intends to continue to consolidate the industry through acquisitions, partnering with both owners and tenants, to create a meaningful pipeline and scale.

The Company’s investment strategy has historically focused primarily on acquiring, owning and leasing parking facilities, including parking lots, parking garages and other parking structures throughout the United States. The Company has historically focused primarily on investing in income-producing parking lots and garages with air rights in MSAs. In expanding the Company’s portfolio, the Company will seek geographically diverse investments that address multiple key demand drivers and demonstrate consistent consumer use that are expected to generate cash flows and provide greater predictability during periods of economic uncertainty. Such targeted investments include, but are not limited to, parking facilities near one or more of the following key demand drivers:

•	Commerce
•	Events and venues
•	Government and institutions
•	Hospitality
•	Multifamily central business districts

The Company generally targets parking facilities that are near multiple key demand drivers so as not to be solely reliant on a single source of income.  Parking garages in downtown cores constitute a large portion of the Company’s parking facilities as they serve multiple key demand drivers.

The Company works closely with our current tenants to understand the return to each individual market, both as the Company considers the key demand drivers of the Company’s current assets, as well as new assets that the Company may consider acquiring as part of our investment strategy. The Company’s deep relationships with key tenants help facilitate collaboration with respect to our portfolio.

The Company is focused on acquiring properties that are expected to generate cash flow, located in populated MSAs and expected to produce income within 12 months of the properties’ acquisition. The Company intends to acquire under-managed parking facilities and collaborate with its tenants to implement a tailored, value-add approach that includes fostering the implementation of identified value levers and mitigating risk exposure, while fostering local business relationships to derive market knowledge and connectivity.

In the event of a future acquisition of properties, the Company would expect the foregoing criteria to serve as guidelines; however, management and the Company’s Board of Directors may vary from these guidelines to acquire properties which they believe represent value or growth opportunities.

The Company cannot assure you that the Company will attain investment objectives or that the value of the Company’s assets will not decrease. The Company’s Board of Directors utilizes the investment policies to ensure investment decisions are in the best interests of the Company’s stockholders.

Trends and Other Factors Affecting our Business

Various trends and other factors affect or have affected the Company’s operating results, including but not limited to the general market conditions, the strength of the broader U.S. economy and the trajectory of activity of consumers with regard to their use of the parking facilities, fuel prices, inflation trends and interest rates.

Return to Work

The return to normalized movement following the COVID-19 pandemic is relatively uneven among markets and industries, which has impacted the performance of our assets, as many of the Company’s properties are located in urban centers, near government buildings, entertainment centers, or hotels. While the employment level in the United States has nearly returned to 2019 levels, many companies continue to deploy a work-from-home or hybrid remote strategy for employees. We anticipate that a hybrid work structure for traditional central business district office workers will be the normalized state going-forward. This has impacted the performance of many of our assets that have office exposure and underscores the importance of a multi-key demand driver strategy in repositioning current and/or acquiring new assets.

Results of Operations for the three months ended September 30, 2023, compared to the three months ended September 30, 2022 (dollars in thousands):

	For the Three Months Ended September 30,
	2023	2022	$ Change	% Change
Revenues
Base rental income	$2,009	$2,293	$(284)	(12.4)%
Percentage rental income	6,054	6,058	(4)	(0.1)%
Total revenues	$8,063	$8,351	$(288)	(3.4)%

Total revenues

The decrease in base rental income for the three months ended September 30, 2023 compared to the same period in 2022 is due primarily to changes in lease structure. Percentage rental income for the three months ended September 30, 2023 is also impacted by the timing of cash receipts from certain contract parkers, which was favorably offset by demand for event parking, specifically in markets with sporting events, theatres, festivals, and other gatherings.

	For the Three Months Ended September 30,
	2023	2022	$ Change	% Change
Expenses
Property taxes	$1,802	$1,806	$(4)	(0.2)%
Property operating expense	390	484	(94)	(19.5)%
Interest expense	3,618	3,675	(57)	(1.6)%
General and administrative	4,154	2,499	1,655	66.3%
Preferred Series 2 - issuance expense	16,101	—	16,101	100.0%
Professional fees	326	478	(152)	(31.9)%
Organizational, offering and other costs	1,231	1,971	(740)	(37.5)%
Depreciation and amortization expenses	2,132	2,094	38	1.8%
Impairment of real estate assets	8,700	—	8,700	100.0%
Total expenses	$38,454	$13,007	$25,447	195.6%

Property operating expense

The $0.1 million decrease in property operating expense during the three months ended September 30, 2023 compared to September 30, 2022 is attributable primarily to lower professional services related to engineering surveys, legal fees, and insurance costs.

Interest expense

The decrease in interest expense of approximately $0.1 million during the three months ended September 30, 2023 compared to the same period in the prior year is primarily attributable to the repayment of $9.9 million of mortgage loans and the paydown of $15.0 million on the Revolving Credit Facility partially offset by increases in interest rates on the Revolving Credit Facility compared to the prior year.

General and administrative

The $1.7 million increase in general and administrative expenses during the three months ended September 30, 2023 compared to the three months ended September 30, 2022 is primarily attributable to non-cash compensation cost for certain executive LTIP Units granted on February 28, 2023 and the cancellation of executive LTIP Units for $1.4 million in the third quarter of 2023.

Preferred Series 2 - issuance expense

As part of accounting for the reverse capitalization, we evaluated the Series 2 Preferred Stock arrangement and determined the fair value of the Series 2 Preferred Stock at the time of the transaction of $66.7 million ($4.84 per share) exceeded the implied conversion rate based on a total of 13,787,464 shares of common stock being issued on December 31, 2023 in return for $46 million in proceeds. As a result, the excess in fair value was treated as non-cash compensation and was recorded as Preferred Series 2 issuance expense on the Consolidated Statements of Operations.

Professional fees

Professional fees decreased by approximately $0.2 million during the three months ended September 30, 2023 compared to the three months ended September 30, 2022. The increase was primarily attributable to higher utilization of professional services firms including legal and tax service providers in 2022.

Organizational, offering and other costs

On May 27, 2022, Legacy MIC entered into an Agreement and Plan of Merger (the “MIT Merger Agreement”) by and between Legacy MIC and Mobile Infrastructure Trust, a Maryland real estate investment trust (“MIT”). Pursuant to the terms of the MIT Merger Agreement, Legacy MIC would merge with and into MIT, with MIT continuing as the surviving entity resulting from the transaction. Prior to and as a condition to the merger with MIT, MIT expected to undertake an initial public offering of its common shares of beneficial interest. Also, in March 2022, Legacy MIC had entered into an agreement with MIT, requiring Legacy MIC to be allocated, bear and (where practicable) pay directly certain costs and expenses related to the merger with MIT. In connection with the execution of the Merger Agreement with FWAC, the MIT Merger Agreement and the cost allocation agreement with MIT were terminated.

The $0.7 million decrease in organizational, offering and other costs during the three months ended September 30, 2023 compared to the three months ended September 30, 2022 is due to the termination of the MIT Merger Agreement and other transactions primarily attributable to legal and accounting fees. This is partially offset by transaction costs associated with the Merger that were allocated to the 1,900,000 FWAC Class B Shares that converted to the Company’s common stock and which are subject to an earn-out structure (the “Earn-Out Shares”) under terms outlined in the Second Amended and Restated Sponsor Agreement.

Impairment of real estate assets

During the three months ended September 30, 2023 the Company recorded approximately $8.7 million of asset impairment charges related to assets impacted by delayed return-to-work trends or other reductions of demand-drivers impacting these assets.

	For the Three Months Ended September 30,
	2023	2022	$ Change	% Change
Other income (expense)
Loss on sale of real estate	—	(52)	52	(100.3)%
Other income	1,121	16	1,105	NM
Change in fair value of Earn-out liability	4,628	—	4,628	100.0%
Total other income (expense)	$5,749	$(36)	$5,785	NM

The increase in other income of approximately $5.8 million during the three months ended September 30, 2023 compared to the same period in the prior year is primarily attributable to a settlement agreement of indemnification expenses entered into on September 6, 2023, as well as the impact of changes in the fair value of the Earn-out liability.

Results of Operations for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022 (dollars in thousands):

	For the Nine Months Ended September 30,
	2023	2022	$ Change	% Change
Revenues
Base rental income	$6,040	$6,466	$(426)	(6.6)%
Management income	—	313	(313)	(100.0)%
Percentage rental income	16,340	15,243	1,097	7.2%
Total revenues	$22,380	$22,022	$358	1.6%

Total revenues

The increase in total revenues for the nine months ended September 30, 2023 compared to the same period in 2022 is due primarily to the acquisition of one parking asset in Oklahoma City in the second quarter of 2022 and stronger demand in assets in our southwest region, partially offset by changes in lease structures, which resulted in lower base rental and management income,

	For the Nine Months Ended September 30,
	2023	2022	$ Change	% Change
Expenses
Property taxes	$5,300	$5,486	$(186)	(3.4)%
Property operating expense	1,441	1,972	(531)	(27.0)%
Interest expense	10,893	9,477	1,416	14.9%
Depreciation and amortization expenses	6,389	6,082	307	5.0%
General and administrative	9,218	5,834	3,384	58.0%
Preferred Series 2 - issuance expense	16,101	—	16,101	100.0%
Professional fees	1,121	1,761	(640)	(36.3)%
Organizational, offering and other costs	1,348	4,692	(3,344)	(71.3)%
Impairment of real estate assets	8,700	—	8,700	100.0%
Total expenses	$60,511	$35,304	$25,207	71.4%

Property taxes

The $0.2 million decrease in property taxes during the nine months ended September 30, 2023 compared to September 30, 2022 is attributable primarily to changes in estimated property tax assessments recognized in the first and second quarters of 2022.

Property operating expense

The $0.5 million decrease in property operating expense during the nine months ended September 30, 2023 compared to September 30, 2022 is attributable primarily to lower professional services related to engineering surveys, legal fees, and insurance costs.

Interest expense

The increase in interest expense of approximately $1.4 million during the nine months ended September 30, 2023 compared to the same period in the prior year is primarily attributable to $2.4 million of increased interest expense on the Company’s Revolving Credit Facility (which includes non-cash fee amortization), partially offset by the repayment of $56.1 million of mortgage loans during the second quarter of 2022.

Depreciation and amortization expenses

The $0.3 million increase in depreciation and amortization expenses during the  nine months ended September 30, 2023  compared to September 30, 2022  is primarily due to the one property acquired during the second quarter of 2022.

General and administrative

The $3.4 million increase in general and administrative expenses during the nine months ended September 30, 2023 compared to September 30, 2022 is primarily attributable to non-cash compensation cost for performance units granted on May 27, 2022, certain executive LTIP Units granted on February 28, 2023 and the cancellation of executive LTIP Units for $1.4 million in the third quarter of 2023.

Preferred Series 2 - Issuance Expense

As part of accounting for the reverse capitalization, we evaluated the Series 2 Preferred Stock arrangement, we determined the fair value of the Series 2 Preferred Stock at the time of the transaction of $66.7 million ($4.84 per share) exceeded the implied conversion rate based on a total of 13,787,464 shares of common stock being issued on December 31, 2023 in return for $46 million in proceeds. As a result, the excess in fair value was treated as non-cash compensation and was recorded as Preferred Series 2 issuance expense on the Consolidated Statements of Operations.

Professional fees

Professional fees decreased by approximately $0.6 million during the nine months ended September 30, 2023 compared to September 30, 2022. The decrease was primarily attributable to lower utilization of professional services firms including consulting, advisory and legal service providers.

Organizational, offering and other costs

The $3.3 million decrease in organizational, offering and other costs during the nine months ended September 30, 2023 compared to September 30, 2022 is due to the termination of the MIT Merger Agreement and other transactions primarily attributable to legal and accounting fees. This is partially offset by transaction costs associated with the Merger that were allocated to the Earn-Out Shares.

Impairment of real estate assets

During the nine months ended September 30, 2023 the Company recorded approximately $8.7 million of asset impairment charges related to assets impacted by delayed return-to-work trends or other reductions of demand-drivers impacting these assets.

	For the Nine Months Ended September 30,
	2023	2022	$ Change	% Change
Other income (expense)
Other income	1,152	46	1,106	NM
Gain (loss) on sale of real estate	660	(52)	712	NM
PPP loan forgiveness	—	328	(328)	(100.0)%
Change in fair value of Earn-out liability	4,628	—	4,628	100.0%
Total other income (expense)	$6,440	$322	$6,118	NM

Other income

The increase in other income of approximately $1.1 million during the nine months ended September 30, 2023 compared to the same period in the prior year is primarily attributable to settlement agreement of indemnification expenses entered into on September 6, 2023.

Gain (loss) on sale of real estate

On February 28, 2023, the Company sold a parking lot located in Wildwood, New Jersey for $1.5 million, resulting in a gain on sale of real estate of approximately $0.7 million. The Company received net proceeds of approximately $0.3 million after the repayment of the outstanding mortgage loan, interest and transaction costs.

PPP loan forgiveness

During April 2022, the Company received notification from the SBA stating that the second-round paycheck protection program loan was forgiven in full in the amount of $328,000. The forgiveness of this loan was recognized in the consolidated statements of operations in the month it was forgiven.

Change in the fair value of the Earn-out liability

As part of the Merger, in August 2023 recognized a liability for Earn-Out Shares which may vest if certain hurdles are met regarding share price. Changes to the fair value during the period are based on changes in Company stock price and are reflected in earnings.

Non-GAAP Measures

Net Operating Income

Net Operating Income (“NOI”) is presented as a supplemental measure of our performance. We believe that NOI provides useful information to investors regarding our results of operations, as it highlights operating trends such as pricing and demand for our portfolio at the property level as opposed to the corporate level. NOI is calculated as total revenues less property operating expenses and property taxes. We use NOI internally in evaluating property performance, measuring property operating trends, and valuing properties in our portfolio. Other real estate companies may use different methodologies for calculating NOI, and accordingly, our NOI may not be comparable to other real estate companies. NOI should not be viewed as an alternative measure of our financial performance as it does not reflect the impact of general and administrative expenses, depreciation and amortization, interest expense, other income and expenses, or the level of capital expenditures necessary to maintain the operating performance of our properties that could materially impact our results from operations.

The following table presents our NOI as well as a reconciliation of NOI to Net Loss, the most directly comparable financial measure under GAAP reported in our consolidated financial statements, for the three and nine months ended September 30, 2023 and 2022 (in thousands):

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2023	2022	%	2023	2022	%
Revenues
Base rental income	$ 2,009	$ 2,293		$ 6,040	$ 6,466
Management income	—	—		—	313
Percentage rental income	6,054	6,058		16,340	15,243
Total revenues	8,063	8,351	(3.5)%	22,380	22,022	1.6%
Less:
Property taxes	1,802	1,806		5,300	5,486
Property operating expense	390	484		1,441	1,972
Net Operating Income	$ 5,871	$ 6,061	(3.1)%	$ 15,639	$ 14,564	7.4%

Reconciliation
Net loss	(24,642)	(4,692)		(31,691)	(12,960)
Loss (gain) on sale of real estate	—	52		(660)	52
PPP loan forgiveness	—	—		—	(328)
Other income	(1,121)	(16)		(1,152)	(46)
Change in fair value of Earn-out liability	(4,628)	—		(4,628)	—
Interest expense	3,618	3,675		10,893	9,477
Depreciation and amortization	2,132	2,094		6,389	6,082
General and administrative	4,154	2,499		9,218	5,834
Preferred Series 2 - issuance expense	16,101	-		16,101	—
Professional fees	326	478		1,121	1,761
Organizational, offering and other costs	1,231	1,971		1,348	4,692
Impairment of real estate assets	8,700	-		8,700	—
Net Operating Income	$ 5,871	$ 6,061		$ 15,639	$ 14,564

EBITDA and Adjusted EBITDA

Earnings Before Interest Expense, Taxes, Depreciation and Amortization (“EBITDA”) and Adjusted EBITDA. EBITDA reflects net income (loss) excluding the impact of the following items: interest expense, depreciation and amortization, and the provision for income taxes, for all periods presented. When applicable, Adjusted EBITDA also excludes certain recurring and non-recurring items from EBITDA, including, but not limited to gains or losses from disposition of real estate assets, impairment write-downs of depreciable property, non-cash changes in the fair value of the Earn-Out liability, merger-related charges and other expenses, gains or losses on settlements, and stock-based compensation expense.

Our use of EBITDA and Adjusted EBITDA facilitates comparison with results from other companies because it excludes certain items that can vary widely across different industries or among companies within the same industry. For example, interest expense can be dependent on a company’s capital structure, debt levels, and credit ratings. The tax positions of companies can also vary because of their differing abilities to take advantage of tax benefits and because of the tax policies of the jurisdictions in which they operate. EBITDA and Adjusted EBITDA also exclude depreciation and amortization expense because differences in types, use, and costs of assets can result in considerable variability in depreciation and amortization expense among companies. We exclude stock-based compensation expense in all periods presented to address the considerable variability among companies in recording compensation expense because companies use stock-based payment awards differently, both in the type and quantity of awards granted. We use EBITDA and Adjusted EBITDA as measures of operating performance which allow us to compare earnings and evaluate debt leverage and fixed cost coverage.

The following table presents our calculation of EBITDA and Adjusted EBITDA for the three and nine months ended September 30, 2023 and 2022 (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
(in thousands)
Reconciliation of Net loss to Adjusted EBITDA Attributable to the Company
Net Income (Loss)	$ (24,642)	$ (4,692)	$ (31,691)	$ (12,960)
Interest expense	3,618	3,675	10,893	9,477
Depreciation and amortization	2,132	2,094	6,389	6,082
EBITDA Attributable to the Company	$ (18,892)	$ 1,077	$ (14,409)	$ 2,599
Organization and offering costs	1,231	1,971	1,348	4,692
Impairment of real estate assets	8,700	—	8,700	—
Preferred Series 2 - issuance expense	16,101	—	16,101	—
Change in fair value of Earnout Liability	(4,628)	—	(4,628)	—
Gain on settlement of indemnification liability	(1,155)	—	(1,155)	—
PPP loan forgiveness	—	—	—	(328)
Loss (gain) on sale of real estate	—	52	(660)	52
Equity-based compensation	3,052	1,168	6,135	1,752
Adjusted EBITDA Attributable to the Company	$ 4,409	$ 4,268	$ 11,432	$ 8,767

Liquidity and Capital Resources

Historically, our principal source of funds to meet our operating expenses, pay debt service obligations and make distributions to our stockholders will be rental income from tenants at our parking facilities. We also may sell properties that we own or place mortgages on properties that we own to raise capital.

We have incurred a net loss in each of our annual periods since our inception. For the nine months ended September 30, 2023, MIC incurred net losses attributable to its common stockholders of $27.9 million and as of September 30, 2023, MIC had approximately $18.7 million in cash, cash equivalents and restricted cash. For the year ended December 31, 2022, the Company incurred net losses attributable to its common stockholders of $11.2 million and as of the year ended December 31, 2022 had approximately $11.0 million in cash, cash equivalents and restricted cash.

Our short-term and long-term liquidity needs will consist primarily of funds necessary for payments of indebtedness, acquisitions of assets, development of properties and capital expenditures. Existing capital expenditure activities expected to be completed in the near-term for general deferred maintenance are expected to cost approximately $0.7 million.

Company Indebtedness

On March 29, 2022, the Company entered into the Credit Agreement. During 2022, we used $73.7 million of available capacity to refinance certain of our current loans for various properties and to finance the acquisition of a parking garage in June 2022. We borrow under the Credit Agreement in U.S. dollars and expect borrowings to bear interest at a floating rate based upon a Secured Overnight Financing Rate, or SOFR, benchmark rate or an alternate base rate, plus a margin of between 1.75% and 3.00%, with respect to SOFR loans, or 0.75% to 2.00%, with respect to base rate loans, based on the leverage ratio as calculated pursuant to the Credit Agreement.

The obligations under the Credit Agreement are guaranteed by us and other guarantors. The Credit Agreement contains customary representations, warranties, conditions to borrowing, covenants and events of default, including certain covenants that limit or restrict, subject to certain exceptions, the ability of us, the Operating Company and our other subsidiaries to sell or transfer assets, enter into a merger or consolidate with another company, create liens, make investments or acquisitions or incur certain indebtedness.

On November 17, 2022, Legacy MIC executed an amendment to the Credit Agreement which extends the maturity of the Credit Agreement to April 1, 2024 and amends certain financial covenants through the new term. In connection with this extension, Legacy MIC paid an extension fee of $375,000 (plus expenses) which was being deferred and amortized over the new term of the Credit Agreement to interest expense on the consolidated statement of operations. On the Closing Date, the Company executed the Second Amendment to Credit Agreement. Pursuant to the Second Amendment, KeyBank and the Lenders agreed to waive certain existing events of default under the Credit Agreement, in the limited manner set forth therein, related to mandatory prepayments and certain financial covenants. Additionally, the Second Amendment to Credit Agreement, among other things:

•	reduced the total commitment of the Lenders from $75 million to $58.7 million as of the Closing;
•

required that the Company or the Borrower (as defined in the Second Amendment) remit $15,000,000 of the proceeds from the Preferred PIPE Investment at the Closing to pay down outstanding borrowings under the Credit Agreement;

•	removed the Fixed Charge Coverage Ratio (as defined in the Credit Agreement);
•	required a Borrowing Base Interest Coverage Ratio (as defined in the Credit Agreement) of 1.10 to 1.00;
•	required that the Company maintain at least $7 million in unencumbered cash, unencumbered cash equivalents, and amounts on deposit in an account containing cash collateral to be used for interest payments;
•	requires the contribution of certain real property as collateral and concurrently with any sale or refinancing of that property, the Company deposit the proceeds from such sale or refinancing with KeyBank as cash collateral on the Credit Agreement;
•	increased the Applicable Debt Pool Yield (as defined in the Credit Agreement) from 8.0% to 9.0%; and
•	established a reserve for certain cash collateral to be used for interest payments.

As of December 31, 2022, the Company was not in compliance with all applicable covenants in agreements governing its debt, resulting in an events of default. Subsequently, the Company entered into the Second Amendment Credit Agreement, which resulted in a waiver of all existing events of defaults. Accordingly, as of September 30, 2023, the Company is not in default under the Credit Agreement. As of December 31, 2022 and September 30, 2023, $73.7 and $58.7 million was outstanding under the Credit Agreement.

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. The Company’s independent auditor included an explanatory paragraph regarding the Company’s ability to continue as a “going concern” in its report on the Company’s financial statements for the year ended December 31, 2022 due to the Company’s inability to comply with a financial covenant under its Credit Agreement.

We have incurred net losses since our inception and anticipate net losses for the near future, and we have approximately $64.1 million of debt which will mature within one year. We do not have sufficient cash on hand or available liquidity to repay the maturing debt as it becomes due. These conditions and events raise substantial doubt about our ability to continue as a going concern. In response, we are currently pursuing extensions and amendments on the maturing debt. However, our plan is subject to market conditions and not within our control. As a result, management’s plans cannot be considered probable and thus does not alleviate substantial doubt about our ability to continue as a going concern.

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts of liabilities that might result from the outcome of this uncertainty.

Over time, management intends to both extend and sculpt our maturity wall, so that our maturities are spread over multiple years. As of September 30, 2023, we have significant commercial mortgage-backed securities (“CMBS”) debt with prohibitive defeasance terms, which will limit our ability to refinance our CMBS debt prior to the maturity date or any permitted prepayment date. As our loans approach maturity, we will assess the lowest cost, most flexible options available to us and refinance those loans accordingly. Our intent over the mid-term period is to work with lending relationships to maintain a revolver that can address upcoming maturities, should market conditions not permit us to refinance with longer-term debt.

The Company may establish capital reserves with respect to particular investments. The Company also may, but is not required to, establish reserves out of cash flow generated by investments or out of net sale proceeds in non-liquidating sale transactions. Working capital reserves are typically utilized to fund tenant improvements, leasing commissions and major capital expenditures. Our lenders also may require working capital reserves.

Material Cash Requirements

Our material cash requirements are associated with operating expenses and debt service obligations. We expect to satisfy these cash requirements through rents from tenants at our parking facilities and the net proceeds from the consummation of the Merger and the Preferred PIPE Investment. We also will need to extend the maturity dates of the Credit Agreement and other short-term indebtedness, as discussed above. While exercise of the Warrant is a potential source of cash, we do not currently believe this is a likely event and therefore do not use this assumption in our operating plans.

To ensure that we have adequate capital to fund our operations and repay our maturing debt as it becomes due, we intend to assess options available to us to refinance and extend the maturity of the Credit Agreement, refinance certain of our current loans for various properties, and to both extend and sculpt our maturity wall, so that our maturities are spread out over multiple years. In addition, although we have no present intention to do so, we also may sell properties that we own or place mortgages on property that we own to raise capital.

Our future acquisitions or development of properties cannot be accurately projected because such acquisitions or development activities depend upon available opportunities that come to our attention and upon our ability to successfully acquire, develop and lease such properties. However, we have identified a pipeline of acquisition opportunities that we believe is bespoke and actionable, while being largely off-market and unavailable to our competitors. As of September 30, 2023, we have identified and are evaluating several parking facilities with more than $325 million in asset value as potential acquisition targets.

We completed the Merger and the Preferred PIPE Investment on August 25, 2023, pursuant to which we received gross proceeds of $4.55 million and $46.0 million, respectively.

Our ability to transition to more profitable operations is dependent upon achieving a level of revenue adequate to support our evolving cost structure. If events or circumstances occur such that we do not meet our operating plan as expected, we may be required to further reduce corporate overhead or other operating expenses, which could have an adverse impact on our ability to achieve intended business objectives or obtain additional financing. We continue to monitor and evaluate our corporate overhead and other operating expenses in light of our revenue and business objectives. If we anticipate that our actual results will differ from our operating plan, we believe we will have sufficient capabilities to enact cost-saving measures to preserve capital. There can be no assurance that we will be successful in implementing our business objectives, however, we believe that external sources of funding will be available in such circumstances. We may issue additional shares of our common stock, other equity securities ranking senior or on parity to our common stock or debt in the future for investment or operational purposes. The amount, timing, and mix of future liquidity will depend upon the judgment of our management, the market price of our common stock, and prevailing interest rates, among other factors. Future capital requirements will depend on many factors, including, but not limited to, costs to facilitate revenue expansion, including investing in our existing parking facilities, the acquisition of additional parking facilities, and our existing borrowings.

Sources and Uses of Cash

The following table summarizes our cash flows for the nine months ended September 30, 2023 and 2022 (dollars in thousands):

	For the Nine Months Ended September 30,
	2023	2022
Net cash provided by (used in) operating activities	$(1,418)	$1,965
Net cash (used in) investing activities	$(172)	$(19,160)
Net cash provided by financing activities	$9,286	$13,082

Comparison of the nine months ended September 30, 2023 to the nine months ended September 30, 2022:

Cash flows from operating activities

The cash used in operating activities for the nine months ended September 30, 2023 was primarily attributable to payments of deferred offering costs and other Merger-related amounts paid and an increase in cash paid for interest as a result of higher rates during the same comparable period.

Cash flows from investing activities

The cash used in investing activities during the nine months ended September 30, 2023 was primarily attributable to capital expenditures offset by proceeds from the sale of one parking asset in February 2023. The cash used in investing activities during the nine months ended September 30, 2022 was primarily attributable to routine and strategic capital expenditures and the acquisition of one parking asset in June 2022.

Cash flows from financing activities

The cash provided by financing activities during the nine months ended September 30, 2023 was primarily attributable to the Merger and the PIPE investment. The proceeds from the Merger were then used to fund the $15.0 million paydown of the Revolving Credit Facility, payment of transaction costs, and pay-off of certain of mortgage loans. The cash provided by financing activities during the nine months ended September 30, 2022 was primarily attributable to proceeds from the Revolving Credit Facility of $73.7 million partially offset by the repayment of $55.1 million of notes payable and loan fees resulting from the Revolving Credit Facility.

Distributions on Common Stock

On March 22, 2018, Legacy MIC suspended the payment of distributions on its Common Stock. There can be no assurance that cash distributions to the Company’s common stockholders will be resumed in the future. The actual amount and timing of distributions, if any, will be determined by the Company’s Board of Directors in its discretion and typically will depend on various factors that the Company’s Board of Directors deems relevant. However, if distributions do resume, all or a portion of the distributions may be paid from other sources, such as cash flows from equity offerings, financing activities, borrowings, or by way of waiver or deferral of fees. The Company has not established any limit on the extent to which distributions could be funded from these other sources. Accordingly, the amount of distributions paid may not reflect current cash flow from operations and distributions may include a return of capital, (rather than a return on capital). If the Company pays distributions from sources other than cash flow from operations, the funds available to the Company for investments would be reduced and the share value may be diluted. The level of distributions will be determined by the Board of Directors and depend on several factors including current and projected liquidity requirements, anticipated operating cash flows and tax considerations, and other relevant items deemed applicable by the Board of Directors.

The Company did not repurchase any of its shares during the nine months ended September 30, 2023. No cash dividends can be made on the Common Stock until the preferred distributions are paid.

Preferred Stock

On March 24, 2020, the Company’s Board of Directors unanimously authorized the suspension of the payment of distributions on the Series A Convertible Redeemable Preferred Stock ("Series A Preferred Stock"), par value $0.0001 per share, and Series 1 Convertible Redeemable Preferred Stock ("Series 1 Preferred Stock" and, together with the Series A Preferred Stock, "Preferred Stock"), par value $0.0001 per share; however, such distributions will continue to accrue in accordance with the terms of the Series A Preferred Stock and Series 1 Preferred Stock.

As of September 30, 2023 and 2022, approximately $0.8 million and $0.6 million of accrued and unpaid Series A Preferred Stock distributions, respectively, are included in accrued preferred distributions on the consolidated balance sheet.

As of September 30, 2023 and 2022, approximately $9.9 million and $7.2 million of accrued and unpaid Series 1 Preferred Stock distributions, respectively, are included in accrued preferred distributions on the consolidated balance sheet.

In connection with the Closing, each issued and outstanding share of Legacy MIC Series 1 Preferred Stock and Legacy MIC Series A Preferred Stock converted into the right to receive one share of Series 1 Preferred Stock or one share of Series A Preferred Stock, as applicable, having terms materially the same as the applicable Legacy MIC Preferred Stock, except that the shares of Series 1 Preferred Stock and Series A Preferred Stock are convertible into shares of Common Stock instead of shares of Legacy MIC Common Stock.

On June 15, 2023, the Preferred PIPE Investors each entered into a Preferred Subscription Agreement with FWAC pursuant to which, among other things, the Preferred PIPE Investors agreed to subscribe for and purchase, and FWAC agreed to issue and sell to the Preferred PIPE Investors, a total of 46,000 shares of Series 2 Preferred Stock at $1,000 per share for an aggregate purchase price of $46,000,000, on the terms and subject to the conditions set forth therein.

On the earlier of (a) a change of control of MIC and (b) December 31, 2023, the Series 2 Preferred Stock will convert into 12,534,058 shares of our common stock. The Series 2 Preferred Stock is entitled to receive dividends at a cumulative annual rate of 10% during the period between the initial issuance of such shares and the conversion thereof into shares of our common stock; provided that if the date of distribution occurs prior to the first anniversary of the original date of issuance of such share, the holder of such share of Series 2 Preferred Stock shall receive dividends at a cumulative annual rate of 10% of the $1,000.00 per share liquidation preference for a period of one year, and will be paid in full on the conversion date. Dividends will be paid in kind and also convert into shares of our common stock on the earlier of (a) a change of control of MIC and (b) December 31, 2023. The Series 2 Preferred Stock converts at a conversion price of $3.67 per share of common stock, subject to appropriate adjustment in relation to certain events, such as recapitalizations, stock dividends, stock splits, stock combinations, reclassifications or similar events affecting the Series 2 Preferred Stock, as set forth in the Charter. Accordingly, the aggregate of 46,000 shares of Series 2 Preferred Stock is expected to convert into a total of 13,787,462 shares of our common stock, which number is comprised of (i) 12,534,058 shares of our common stock issuable upon the conversion of 46,000 shares of Series 2 Preferred Stock based on the stated value of such shares and (ii) 1,253,404 shares of our common stock issuable upon the conversion of the dividends. Because the terms and amount of the dividend are contractually agreed upon, at the time of the Merger we recorded the full $4.6 million value of the paid-in-kind dividend.

Warrant

On August 25, 2021, in connection with the closing of the transactions contemplated by the Equity Purchase and Contribution Agreement, dated January 8, 2021, by and among Legacy MIC, the Operating Partnership, Michael Shustek, VRMI, VRM II and Color Up, Legacy MIC entered into the Warrant Agreement with Color Up pursuant to which MIC issued a warrant to purchase up to 1,702,128 shares of Legacy MIC Common Stock at an exercise price of $11.75 per share for an aggregate cash purchase price of up to $20.0 million (the “Legacy MIC Warrant”).

In connection with the Merger, immediately following the time that the First Merger became effective, the Legacy MIC Warrant became the Warrant to purchase 2,553,192 shares of our common stock at an exercise price of $7.83 per share, exercisable as of the date of the Closing. As of the Closing Date, FWAC, Legacy MIC, and Color Up entered into a Warrant Assumption and Amendment Agreement (the “Warrant Assumption and Amendment Agreement”) to the Warrant Agreement, whereby the Company assumed the Common Stock Warrants remaining outstanding and unexpired at that time, and such Common Stock Warrants became the common stock warrants of the Company. On August 29, 2023, the Company and Color Up entered into the Amended and Restated Warrant Agreement pursuant to which the Warrant Agreement was amended and restated to reflect the effects of the Merger and permit Color Up to exercise the Warrant on a cashless basis at Color Up’s option.

We assess our warrants as either equity or a liability based upon the characteristics and provisions of each instrument. Warrants classified as equity are recorded at fair value as of the date of issuance on our balance sheet and no further adjustments to their valuation are made. Our management estimated the fair value of these warrants using option pricing models and assumptions that are based on the individual characteristics of the warrants or other instruments on the valuation date, as well as assumptions for future financings, expected volatility, expected life, yield and risk-free interest rate. As of September 30, 2023 all outstanding warrants, including the Legacy MIC Warrant and the Warrant, issued by the Company were classified as equity.

Critical Accounting Policies

Legacy MIC's 2022 Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission (the "SEC") on March 22, 2023, contains a description of our critical accounting policies and estimates, including those relating to real estate investments and acquisitions. There have been no significant changes to our critical accounting policies during 2023.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 under the Exchange Act and are not required to provide the information under this item.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, prior to filing this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive and principal financial officer concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were not effective because of the material weaknesses in internal control over financial reporting.

(b) Remediation Plan and Status

As previously described in Part II, Item 9A of the Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed by Legacy MIC, we identified a material weakness in our internal controls over financial reporting related to (i) the lack of appropriate segregation of duties within the accounting and finance groups; (ii) the lack of formal and effective controls over user access to certain information systems to ensure adequate restriction of users and privileged access to transaction processing applications; and (iii) inappropriate application of GAAP.

Additionally, as previously described in Part II, Item 9A of the Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed by FWAC, prior to the Merger, FWAC’s management identified that FWAC’s control around the interpretation and accounting for extinguishment of a significant contingent obligation was not effectively designed or maintained. That material weakness resulted in the restatement of FWAC’s interim financial statements for the quarters ended June 30, 2022 and September 30, 2022. As a result, FWAC’s management performed additional analysis as it deemed necessary to ensure that FWAC’s financial statements were prepared in accordance with GAAP. Our management has concluded that this material weakness has not been remediated.

Our remediation efforts are ongoing and we continue our initiatives to implement and document policies, procedures, and internal controls. Remediation of the identified material weaknesses and strengthening our internal control environment will require substantial effort throughout 2023 and beyond. While we believe the steps taken to date and those planned for implementation will improve our internal controls over financial reporting, we have not completed all remediation efforts. The planned remediation activities described in Part II, Item 9A of the Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed by Legacy MIC highlight our commitment to remediating our identified material weaknesses and remain largely unchanged through the date of filing this Quarterly Report.

The following remedial actions have been identified and initiated by the Company through September 30, 2023:

●

We have hired and will continue to hire and train additional accounting resources with appropriate levels of experience and reallocating responsibilities across the finance organization. This measure provides for segregation of duties and ensures that the appropriate level of knowledge and experience will be applied based on the risk and complexity of transactions and tasks under review.

●	We have and will continue to educate control owners and enhance policies to ensure appropriate restrictions related to user access and privileged access are in place.
●	We have re-evaluated the permissions of user roles within our accounting system and have re-assigned access to individuals in order to establish more appropriate segregation of duties.
●

We have and will continue to enhance internal control documentation for key controls to ensure the assignment of preparers and reviewers, and establishing policies for the formal sign-off of key controls.

●

Beginning with the third quarter of 2022, we established a formal Disclosure Committee to enhance governance by management for the oversight of internal controls over financial reporting, including disclosure controls and procedures.

●

We have provided access to accounting literature and research to enable the control owners in evaluating technical accounting pronouncements for certain transactions, in addition to utilizing third party resources when appropriate.

●

Through our continued remediation efforts, we have identified and recorded certain accounting adjustments during the third and fourth quarters of 2022 that were considered immaterial, individually and in the aggregate, to our consolidated financial statements taken as a whole for the affected periods. Our continued remediation activities will include the designing of internal control policies and practices that directly respond to these accounting adjustments.

As the Company continues to evaluate and works to improve its internal control over financial reporting, the Company’s management may determine that additional or different measures to address control deficiencies or modifications to the remediation plan are necessary. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

(c) Changes in Internal Control over Financial Reporting

Except for the changes related to the Company’s remediation efforts described above, there was no change in our internal control over financial reporting that occurred during the third quarter of 2023, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

The nature of the Company’s business exposes its properties, the Company, the Operating Company, and its other subsidiaries to the risk of claims and litigation in the normal course of business. Other than as noted above or routine litigation arising out of the ordinary course of business, the Company is not presently subject to any material litigation nor, to its knowledge, is any material litigation threatened against the Company.

See Note N — Commitments and Contingencies in Part I, Item 1 Notes to the Consolidated Financial Statements of this Quarterly Report, which information is incorporated herein by reference.

Item 1A. Risk Factors

Our business is subject to numerous risks that you should carefully consider. These risks are more fully described under the “Risk Factors” section of our prospectus, which is a part of our Prospectus. A summary of these risks that could materially and adversely affect our business, financial condition, operating results, and prospects include the following: There have been no material changes to the risk factors set forth in the Prospectus, which are incorporated herein by reference. However, the risk factors described therein are not the only risks that we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business. If any such risks materialize, it could have a material adverse effect on our business, financial condition, results of operations, and growth prospects and cause the trading price of our common stock to decline.

[Item 6. Exhibits]

The exhibits filed as part of this Quarterly Report are listed in the index to exhibits immediately preceding such exhibits, which index to exhibits is incorporated herein by reference.

Exhibit No.	Description of Exhibit	Form	Exhibit or Annex	Filing Date	File Number
3.1	Articles of Incorporation of MIC	8-K	3.1	August 31, 2023	001-40415
3.2	Articles of Merger (effecting the change of the name of MIC to “Mobile Infrastructure Corporation”)	8-K	3.2	August 31, 2023	001-40415
3.3	Bylaws of MIC	8-K	3.3	August 31, 2023	001-40415
10.1	Warrant Assumption and Amendment Agreement, dated as of August 25, 2023, by and among Legacy MIC, MIC, and Color Up, LLC	8-K	10.15	August 31, 2023	001-40415
10.2	Amended and Restated Warrant Agreement, dated as of August 29, 2023, by and between MIC, and Color Up, LLC	8-K	10.16	August 31, 2023	001-40415
10.3#	Waiver and Second Amendment to Credit Agreement, dated as of August 25, 2023, by and among Mobile Infra Operating Partnership, L.P., Legacy MIC, each subsidiary of Legacy MIC party thereto, KeyBank National Association, and the other financial institutions party thereto	8-K	10.25	August 31, 2023	001-40415
10.4	Form of Mobile Infrastructure Corporation and Mobile Infra Operating Company, LLC Performance Unit Award Agreement	S-4/A	10.45	April 11, 2023	333-269231
10.5	Form of Mobile Infrastructure Corporation and Mobile Infra Operating Company, LLC LTIP Unit Award Agreement	S-4/A	10.46	April 11, 2023	333-269231
10.6	Mobile Infrastructure Corporation and Mobile Infra Operating Company, LLC 2023 Incentive Award Plan	424B3	N	July 11, 2023	333-269231
10.7	Registration Rights Agreement, dated as of August 25, 2023, by and among MIC, FWAC, the FWAC Sponsor Holders identified on Schedule A thereto, the MIC Holders identified on Scheduled B thereto, and the Preferred Holders identified on Schedule C thereto	8-K	10.42	August 31, 2023	001-40415
10.8	Letter Agreement, dated as of August 25, 2023, by and among FWAC, the Sponsor, and Legacy MIC	8-K	10.46	August 31, 2023	001-40415
10.9	Form of Preferred Subscription Agreement	424B3	K	July 11, 2023	333-269231
10.10	Limited Liability Company Agreement of Mobile Infra Operating Company, LLC	8-K	10.50	August 31, 2023	001-40415
10.11	Form of Indemnification Agreement of the Company	S-4/A	10.60	April 11, 2023	333-269231
31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Linkbase Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed concurrently herewith.
**	Furnished herewith
#	Certain of the exhibits or schedules to this exhibit have been omitted in accordance with Item 601(a)(5) of Regulation S-K. The registrant agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Mobile Infrastructure Corporation

Date: November 13, 2023	By:	/s/ Manuel Chavez
Manuel Chavez
Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2023	By:	/s/ Stephanie Hogue
Stephanie Hogue
President and Chief Financial Officer
(Principal Financial and Accounting Officer)