Form 10-K
period 2023-12-31
Mobile Infrastructure Corp
filed 2024-03-22
CIK 1847874

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number: 001-40415

Mobile Infrastructure Corporation
(Exact name of registrant as specified in its charter)

Maryland	98-1583957
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

30 W. 4th Street, Cincinnati, OH 45202

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

Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒ Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange

Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the Class A ordinary shares of Fifth Wall Acquisition Corp. III (the former name of the registrant) held by non-affiliates, computed by reference to the closing sale price of the Class A ordinary shares as reported on The Nasdaq Stock Market LLC was $4.8 million. On August 25, 2023, the registrant’s common stock began trading on The NYSE American LLC under the symbol "BEEP".

As of March 1, 2024 there were 30.4 million shares of the registrant's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement relating to the 2024 annual meeting of stockholders (the “Proxy Statement”) are incorporated herein by reference in Part III of this annual report on Form 10-K. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the year ended December 31, 2023.

EXPLANATORY NOTE

On August 25, 2023 (the “Closing Date”), we consummated the transactions contemplated by the Agreement and Plan of Merger, dated as of December 13, 2022, as amended by the First Amendment to the Agreement and Plan of Merger, dated as of March 23, 2023, as amended (the “Merger Agreement”), by and among FWAC, Queen Merger Corp. I, a Maryland corporation and wholly-owned subsidiary of FWAC (“Merger Sub”), and Legacy MIC (as defined below), whereby (i) Merger Sub merged with and into Legacy MIC (the “First Merger”) with Legacy MIC continuing as the surviving entity and (ii) immediately following the consummation of the First Merger, Legacy MIC merged with and into FWAC (collectively with the First Merger, the “Merger”), with FWAC continuing as the surviving entity.

As contemplated by the Merger Agreement, FWAC was converted to a Maryland corporation and changed its name to Mobile Infrastructure Corporation. Unless otherwise indicated, references in this Annual Report on Form 10-K to “MIC,” “we,” “us,” “our,” and the “Company” refer to Mobile Infrastructure Corporation and its consolidated subsidiaries prior to the closing of the Merger and to Mobile Infrastructure Corporation (f/k/a Fifth Wall Acquisition Corp. III) and its consolidated subsidiaries following the closing of the Merger, as the context requires. References in this Annual Report on Form 10-K to “Legacy MIC” refer to Mobile Infrastructure Corporation and its consolidated subsidiaries prior to the closing of the Merger. References in this Annual Report on Form 10-K to “FWAC” refer to Fifth Wall Acquisition Corp. III.

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

Additionally, on the Closing Date, HSCP Strategic III, LP, a Delaware limited partnership (“HS3”), Harvest Small Cap Partners, L.P. (“Harvest Small Cap”), Harvest Small Cap Partners Master, Ltd. (“HSCP Master”) and Bombe-MIC Pref, LLC (collectively, the “Preferred PIPE Investors”) purchased a total of 46,000 shares of the Company’s Series 2 Convertible Preferred Stock of the Company, par value $0.0001 per share (the “Series 2 Preferred Stock”), at $1,000 per share for an aggregate purchase price of $46 million (the “Preferred PIPE Financing”). On December 31, 2023, the Series 2 Preferred Stock converted into 13,787,462 shares of our common stock, par value $0.0001 per share (the “Common Stock”) inclusive of 1,253,404 shares of our Common Stock, issued as dividends to the Preferred PIPE Investors.

Special Note Regarding Forward-Looking Statements

Certain statements included in this annual report on Form 10-K (this “Annual Report”), including, without limitation, statements contained under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operation in Item 7 of Part II, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements that are not historical facts (including any statements concerning investment objectives, other plans and objectives of management for future operations or economic performance, or assumptions or forecasts related thereto) are forward-looking statements. Forward-looking statements are typically identified by the use of terms such as “may,” “should,” “expect,” “could,” “intend,” “plan,” “anticipate,” “estimate,” “believe,” “continue,” “predict,” “potential” or the negative of such terms and other comparable terminology.

The forward-looking statements included herein are based upon management’s current expectations, plans, estimates, assumptions and beliefs, which involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the our control. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, the actual results and performance could differ materially from those set forth in the forward-looking statements. The inclusion of any statement in this Annual Report does not constitute an admission by the Company or any other party that the events or circumstances described in such statement are material Factors which could have a material adverse effect on operations and future prospects include, but are not limited to:

●	increased fuel prices may adversely affect our operating environment and costs;
●	we have a limited operating history which makes our future performance difficult to predict;
●	we have a history of losses and we may not be able to achieve or sustain profitability in the future;
●	we depend on our management team and the loss of key personnel could have a material adverse effect on our ability to conduct and manage our business;
●	a material failure, inadequacy, interruption, or security failure of our technology networks and related systems could harm our business;
●

our executive officers and certain members of our board of directors face or may face conflicts of interest related to their positions and interests in our affiliates, which could hinder our ability to implement our business strategy and generate returns to investors;

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

●	we may not be able to access financing sources on attractive terms, or at all, which could adversely affect our ability to execute our business plan;
●	if we cannot obtain sufficient capital on acceptable terms, our business and our ability to operate could be materially adversely impacted;
●	we have debt, and may incur additional debt; if we are unable to comply with the financial covenants under the Credit Agreement (as defined herein), which could result in an event of default under the Credit Agreement and an acceleration of repayment;
●	adverse judgments, settlements, or investigations resulting from legal proceedings in which we may be involved could reduce our profits, limit our ability to operate our business, or distract our officers from attending to our business;
●	holders of our outstanding preferred stock have dividend, liquidation, and other rights that are senior to the rights of the holders of our common stock; and
●	other risks and uncertainties discussed in this Annual Report described in Part I, Item 1A, “Risk Factors” and in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

New risk factors emerge from time to time and it is not possible to predict all such risk factors, nor can we assess the impact of all such risk factors on our business, or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. All forward-looking statements are expressly qualified in their entirety by the foregoing cautionary statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

In addition, statements of belief and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Annual Report, and while we believe such information forms a basis for such statements, such information may be limited or incomplete, and statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain, involve risks and are subject to change based on various factors, including those discussed in Part I, Item 1A, “Risk Factors” and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report.

PART I

ITEM 1.                BUSINESS

General

We are a Maryland corporation focused on acquiring, owning and leasing parking facilities and related infrastructure, including parking lots, parking garages and other parking structures throughout the United States. We target both parking garage and surface lot properties primarily in top 50 U.S. Metropolitan Statistical Areas (“MSAs”), with proximity to key demand drivers, such as commerce, events and venues, government and institutions, hospitality and multifamily central business districts.

As of December 31, 2023, we owned 43 parking facilities in 21 separate markets throughout the United States, with a total of approximately 15,700 parking spaces and approximately 5.4 million square feet. We also own approximately 0.2 million square feet of commercial space adjacent to our parking facilities.

Merger with Fifth Wall Acquisition Corp. III

On August 25, 2023 (the “Closing Date”), we consummated the transactions contemplated by the Agreement and Plan of Merger (the “Merger”), as amended by the First Amendment to the Agreement and Plan of Merger, by and among FWAC, Queen Merger Corp. I, a Maryland corporation and wholly-owned subsidiary of FWAC, and Legacy MIC. FWAC was a blank check, Cayman Islands exempted company, incorporated in February 2021 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more business entities. As part of the Merger, FWAC was converted to a Maryland corporation and changed its name to Mobile Infrastructure Corporation. Unless otherwise indicated, references in this Annual Report on Form 10-Q to “MIC,” “we,” “us,” “our,” and the “Company” refer to Mobile Infrastructure Corporation and its consolidated subsidiaries prior to the closing of the Merger and to Mobile Infrastructure Corporation (f/k/a Fifth Wall Acquisition Corp. III) and its consolidated subsidiaries following the closing of the Merger, as the context requires. References in this Annual Report on Form 10-Q to “Legacy MIC” refer to Mobile Infrastructure Corporation and its consolidated subsidiaries prior to the closing of the Merger. References in this Annual Report on Form 10-K to “FWAC” refer to Fifth Wall Acquisition Corp. III.

Additional details of the Merger are discussed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation” in this Annual Report.

Objectives

Over the next twelve months, we expect to be focused predominantly on the following strategic objectives:

•	Working with third-party operators to move towards asset management contracts that better align the performance of the assets with results;
•	Increase parking revenue by optimizing our mix of transient and contract parking at our parking facilities and improving Revenue per Available Stall ("RevPAS") of the overall portfolio;
•	Execute on ancillary revenue opportunities; and
•	Identify opportunities for accretive external growth, including acquisition opportunities that are deemed accretive to the company

Asset Management Contracts - In January and February 2024, 26 of our 43 assets converted to management contracts in which revenues and expenses are fully the responsibility of and recognized by us and our operators are paid a set fee. We believe asset management contracts provide the opportunity for net operating income ("NOI") growth and stability through expense management, and will reduce the revenue variability associated with the timing of payments for contract parking agreements. This change is also expected to result in better revenue linearity compared to revenue recognition in our current lease agreements, in which lease payments are based on cash collections from operators. The conversion to asset management contracts also provides enhanced visibility on the underlying performance of the portfolio within our financial results. Our intent is to convert our remaining assets to asset management contracts by the end of 2027, with additional assets expected to be converted during 2024.

Increase Parking Revenue - We have been implementing our proprietary technology across our portfolio, which provides real-time information on the performance of our assets. This data provides insights and allows us to create actionable asset management outcomes such as pricing optimization strategies. In addition, we are utilizing a combination of operator local insights and an internal sales team to identify opportunities to increase our monthly parking contracts and utilization. We believe the combination of leveraging technology and increasing the level of contract parking at certain assets in our portfolio will be a meaningful source of organic revenue growth, should the return to work trend remain positive.

Ancillary Revenue - Our approach to active asset management will allow us to pursue ancillary revenue opportunities with tech-enabled businesses. Advances in transportation and other technology provide additional demand for our ideally-located assets. We believe continued growth in EV charging needs, solar energy, rideshare staging, fleet management, 5g and other wireless technologies, and storage are all potential sources of demand.

Accretive External Growth - The Merger and listing on The NYSE American stock exchange provided us with access to capital through equity markets, and we additionally have the option to pursue acquisitions funded by equity. Our goal is to acquire assets where we can quickly identify a sufficient spread between the cost of capital and the capitalization rate or drive strong incremental yield within 24 months. We believe land scarcity in high-traffic areas where we buy causes limited supply and high barriers to entry in the locations with the most demand drivers for our asset class. When paired with smaller scale owners lacking the financial wherewithal to endure prolonged financial disruption, we see a unique opportunity to consolidate within the industry.

Our Portfolio

Our management team has a long experience in the parking industry; we often receive off-market calls for parking facilities that we believe are not yet being marketed for sale, and have early notices on properties just getting ready to be marketed. As such, we have a pipeline of acquisitions that is both bespoke and actionable that we believe are largely unavailable to our competitors. We intend to continue to consolidate the industry through acquisitions, partnering with both owners and tenants, to create a meaningful pipeline and scale.

Our investment strategy has historically focused primarily on acquiring, owning and leasing parking facilities, including parking lots, parking garages and other parking structures throughout the United States. We have historically focused primarily on investing in income-producing parking lots and garages with air rights in top MSAs. In expanding our portfolio, we will seek investments that address multiple key demand drivers and demonstrate consistent consumer use which we believe will generate cash flows and provide greater predictability during periods of economic uncertainty. Such targeted investments include, but are not limited to, parking facilities near one or more of the following key demand drivers:

•	Commerce;
•	Events and venues;
•	Government and institutions;
•	Hospitality; and
•	Multifamily central business districts

We generally target parking facilities that are near multiple key demand drivers so as not to be solely reliant on a single source of demand. Parking garages in downtown cores constitute a large portion of our parking facilities as they serve multiple key demand drivers.

We are focused on acquiring properties that are expected to generate cash flow, located in populated MSAs and expected to produce income within 12 months of the properties’ acquisition. We intend to acquire under-managed parking facilities and collaborate with our operators to implement a tailored, value-add approach that includes fostering the implementation of identified value levers and mitigating risk exposure, while fostering local business relationships to derive market knowledge and connectivity.

In the event of a future acquisition of properties, we would expect the foregoing criteria to serve as guidelines; however, management and the board of directors of the Company (the "Board") may vary from these guidelines to acquire properties which they believe represent value or growth opportunities.

Industry Overview

The parking industry is comprised of property owners and operators who provide off-street, paid parking and valet services on an hourly, daily or monthly basis. Parking facilities are typically built in proximity to and serve commercial operations, transit hubs, hospitality, civic, medical and entertainment venues. Parking garage operations are typically run by local, regional or national parking operators subject to lease or management agreements. In addition to space for parking, many parking facilities offer consumers additional services such as cleaning, basic repairs and valet, typically for an additional charge.

Parking facilities possess several attractive characteristics that are not found in most commercial real estate investments, including:

•	a customer base that tends to have a strong local component, providing for repeat users;
•	inflationary hedge given no long-term leases and real time adjustments to parking rates;
•	negligible leasing commissions;
•	negligible tenant improvement requirements; and
•

minimal capital expenditure requirements, given that tenant improvements are not typically required when renewing leases or entering into new leases with tenants, which drives attractive net operating income, or NOI, to cash flow conversion.

Concentration

We had fourteen and fifteen parking operators during the years ended December 31, 2023 and 2022, respectively. One tenant/operator, SP + Corporation (Nasdaq: SP) (“SP+”), represented 61.3% and 60.5% of  our revenue, excluding commercial revenue, for the years ended December 31, 2023 and 2022, respectively. See “Risk Factors—The operations of a large number of our properties in our portfolio are currently concentrated with one tenant operator.”  Premier Parking Service, LLC represented 12.1% and 12.4% of our revenue, excluding commercial revenue, for the years ended December 31, 2023 and 2022, respectively.

In addition, we had concentrations in Cincinnati (19.4% and 19.2%), Detroit (10.3% and 12.5%), and Chicago (9.1% and 8.7%) based on gross book value of real estate as of December 31, 2023 and 2022, respectively.

As of December 31, 2023 and 2022, 60.1% and 59.2% of our outstanding accounts receivable balance, respectively, was with SP+.

Competition

We have significant competition with respect to the acquisition of real property. Competitors include REITs, owners and operators of parking facilities, private investment funds, hedge funds and other investors, many of which have significantly greater resources. In addition, the number of entities and the amount of funds competing for suitable investments may increase. If we pay higher prices for investments, the returns will be lower and the value of assets may not increase or may decrease significantly below the amount paid for such assets.

Our parking facilities face, and any parking facilities acquired or invested in, will face, intense competition, which may adversely affect parking and rental income. The relatively low cost of entry has led to a strongly competitive, fragmented market consisting of competitors ranging from single facility operators to large regional and national multi-facility operators, including several public companies. In addition, our parking facilities compete with building owners that provide on-site paid parking. Moreover, some of the competitors will have greater capital resources, greater cash reserves and a greater ability to borrow funds. Competition for investments may reduce the number of suitable investment opportunities available, may increase acquisition costs and may reduce demand for parking facilities, all of which may adversely affect operating results.

We will compete with numerous other persons or entities seeking to attract tenants to parking facilities we acquire. These persons or entities may have greater experience and financial strength. There is no assurance that we will be able to attract tenants on favorable terms, if at all. For example, our competitors may be willing to offer space at rental rates below our rates, causing the Company to lose existing or potential tenants and pressuring us to reduce our rental rates to retain existing tenants or convince new tenants to lease space at our properties. Each of these factors could adversely affect results of operations, financial condition, value of our investments and ability to pay distributions.

Government Regulations

Our investments are subject to various federal, state, local and foreign laws, ordinances and regulations, including, among other things, zoning regulations, land use controls, environmental controls relating to air and water quality, noise pollution and indirect environmental impacts such as increased motor vehicle activity. We intend to obtain all permits and approvals necessary under current law to operate our investments.

Human Capital

We had 18 employees as of December 31, 2023. Employee levels are managed to align with the pace of business and management believes it has sufficient human capital to operate its business successfully.

Our key human capital management objectives are to attract, recruit, hire, develop and promote a deep and diverse bench of talent that translates into a strong and successful workforce.

Environmental, Social and Governance

We consider environmental, social and governance, or ESG, issues to be important considerations that influence our business and investment returns over time. We believe that by incorporating ESG attributes into our investment analysis, we have a more complete assessment of the risks associated with each investment.

We expect our asset management team to consider ESG factors such as climate change, natural resource sustainability, pollution and waste, human capital, product safety, social opportunity, corporate governance and ethics, along with a range of other potential factors, to assess the expected performance risk of our investments over time. We have implemented several ESG-related initiatives that we believe will improve the long-term performance of our business. These may include, but are not limited to:

•	A responsible use of energy, including renewable sources or LED-lighting;
•	Supporting the adoption of electrified vehicles;
•	Promoting the long-lived nature of our assets through weather protection and maintenance;
•	Responsible use of environmentally-friendly products to maintain the appearance of our assets
•

Ensuring that the members of our Board and management team, including our asset management team, are made up of individuals with diverse backgrounds and experiences. As of the date of this prospectus, the members of our Board will be comprised of approximately 43% underrepresented minorities, 29% women and 14% LGBTQ+; and

•	Alignment of long-term performance-based compensation for our executives with our investors.

To ensure that the material risk considerations are incorporated into our strategy, we regularly review our performance against ESG best practices.

Corporate Information

Our principal executive officers are located at 30 W. 4th Street, Cincinnati, Ohio 45202, and our telephone number is (513) 834-5110. Our website is www.mobileit.com. The information found on, or that can be accessed from or that is hyperlinked to, our website, is not part of this Annual Report.

Available Information

We are subject to the reporting and information requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) for Smaller Reporting Companies, and, as a result, file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and other information with the SEC from time to time. The SEC maintains a website (http://www.sec.gov) that contains our annual, quarterly and current reports, proxy and information statements and other information we file electronically with the SEC from time to time. Access to these filings is free of charge and can be accessed on our website, www.mobileit.com. The information on, or accessible through, our website is not incorporated into and does not constitute a part of this Annual Report or any other report or document we file with or furnishes to the SEC from time to time.

ITEM 1A. RISK FACTORS

Investing in our securities involves substantial risk. Before making an investment decision, you should carefully review and consider the following risk factors and all other information included in this Annual Report. Our business, operating results, financial condition and prospects could also be harmed by risks and uncertainties not currently known to us or that we currently do not believe are material. If any of these risks were to materialize, individually or in combination, our business, prospects, financial condition, results of operations or cash flows could be materially adversely affected. In that event, the market price of our Common Stock could decline, and you could lose part or all of your investment.

Summary Risk Factors

Risks Related to Our Business

•	Increased fuel prices may adversely affect our operating environment and costs.
•	We have a limited operating history which makes our future performance difficult to predict.
•	We have a history of losses, and we may not be able to achieve or sustain profitability in the future.
•	We depend on our management team. The loss of key personnel could have a material adverse effect upon our ability to conduct and manage our business.
•	A material failure, inadequacy, interruption or security failure of our technology networks and related systems could harm our business.
•	Mr. Chavez, Ms. Hogue and Mr. Osher currently and on a fully diluted basis, own, directly or indirectly, more than 50% of our outstanding voting equity and have the ability to exercise significant influence on us and the Operating Company, including the approval of significant corporate transactions.
•	Our executive officers and certain members of our Board face or may face conflicts of interest related to their positions and interests in other entities, which could hinder our ability to implement our business strategy and generate returns to investors.
•

Our revenues have been and will continue to be significantly influenced by demand for parking facilities generally, and a decrease in such demand would likely have a greater adverse effect on our revenues than if we owned a more diversified real estate portfolio.

Risks Related to Financial, Tax and Accounting Issues

•	We may have future financing needs and may not be able to obtain additional financing at all or on acceptable terms.
•	We identified material weaknesses in our internal control over financial reporting, and we may identify additional material weaknesses in the future or otherwise fail to maintain effective internal control over financial reporting, which may result in material misstatements of our financial statements or cause us to fail to meet its periodic reporting obligations. These material weaknesses could adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.
•	We may face litigation and other risks as the result of the material weakness in our internal control over financial reporting.
•	We may not be able to access financing sources on attractive terms, or at all, which could adversely affect our ability to execute our business plan.
•	If we cannot obtain sufficient capital on acceptable terms our business and our ability to operate could be materially adversely impacted.

Risks Related to Our Indebtedness and Certain Other Obligations

•	We have debt, and we may incur additional debt; if we are unable to comply with the restrictions and covenants in the Credit Agreement, there could be an event of default under the terms of the Credit Agreement, which could result in an acceleration of repayments.
•	We may be required to take write-downs or write-offs, restructuring and impairment or other charges.

Risks Related to Legal and Regulatory Matters

•

Adverse judgments, settlements or investigations resulting from legal proceedings in which we may be involved could reduce our profits, limit our ability to operate our business or distract our officers from attending to our business.

Risks Related to Ownership of Our Securities

•	The market price and trading volume of the shares of our Common Stock may fluctuate significantly.
•	Holders of our Preferred Stock have dividend, liquidation and other rights that are senior to the rights of the holders of our Common Stock.
•	We are a "controlled company" within the meaning of the applicable rules of the NYSE American and, as a result, may qualify for exemptions from certain corporate governance requirements. If we rely on these exemptions, our stockholders will not have the same protection afforded to stockholders of companies that are subjected to such requirements.
•	If our operating and financial performance in any given period does not meet the guidance provided to the public or the expectations of investment analysts, the market price of our Common Stock could decline.
•	If securities or industry analysts do not publish research or reports about our business or publish negative reports, the market price of our Common Stock could decline.
•	Our stockholders' interest in us could be diluted if we issue additional shares of stock or Common Units, which could reduce the overall value of their investment; our stockholders' interests also will be diluted by exercises and conversions of Common Units and Preferred Stock.

Risks Related to Our Organizational Structure and Our Constituent Documents and Policies

•	We are a holding company with no direct operations and, as such, we will rely on funds received from the Operating Company to pay liabilities, and interests of our stockholders are structurally subordinated to all liabilities and obligations of the Operating Company and its subsidiaries.

Risks Related to Our Business and Industry

Increased fuel prices may adversely affect our operating environment and costs.

Fuel prices have a direct impact on the ability and frequency of consumers to engage in activities related to transportation. Increases in the price of fuel may result in higher transportation costs and adversely affect consumer use at our parking garages. Increases in fuel costs also can lead to other non-recoverable, direct expense increases to us through, for example, increased costs of energy. Increases in energy costs for our tenants are typically recovered from leases, although our share of energy costs increases as a result of lower occupancies, and higher operating cost reimbursements impact the ability to increase underlying rents. Rising fuel prices also may increase the cost of construction and the cost of materials that are petroleum-based, thus affecting the development of our existing assets or our tenants’ ongoing development projects.

We have a limited operating history which makes our future performance difficult to predict.

FWAC was a blank check company organized as a Cayman Islands exempted company on February 19, 2021 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more business entities. Legacy MIC was formed on May 4, 2015, and our current management team has been in place since August 2021. Accordingly, we have a limited operating history, particularly as an internally managed company. Investors should not assume that our future performance will be similar to our past performance.

We have a history of losses and we may not be able to achieve or sustain profitability in the future.

We incurred net losses attributable to our common stockholders of $ 32.1 million and $11.1 million for the fiscal years ended December 31, 2023 and 2022, respectively, and we may experience additional net losses in the future and not be profitable or realize growth in the value of our portfolio. Many of our losses can be attributed to start-up costs, depreciation and amortization, as well as acquisition expenses incurred in connection with purchasing properties or making other investments. For a further discussion of our operational history and the factors affecting our net losses, see the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

We depend on our management team. The loss of key personnel could have a material adverse effect upon our ability to conduct and manage our business.

Our ability to achieve our investment objectives and to make distributions is dependent upon the performance of our management team in the identification and acquisition of investments, the determination of any financing arrangements, the management of our assets and operation of our day-to-day activities. The loss of services of one or more members of our key personnel or our inability to attract and retain highly qualified personnel could adversely affect our business, diminish our investment opportunities and weaken our relationships with lenders, business partners, parking facility operators and managers and other industry personnel, which could materially and adversely affect our business, financial condition, results of operations and ability to make distributions to stockholders in the future and the value of our Common Stock. Furthermore, the loss of one or more of our key personnel may constitute an event of default under certain of our limited non-recourse property-level indebtedness, which could result in such indebtedness being accelerated.

A material failure, inadequacy, interruption or security failure of our technology networks and related systems could harm our business.

Our information technology networks and related systems are essential to our ability to conduct our day-to-day operations. As a result, we face risks associated with security breaches, whether through cyberattacks or cyber intrusions over the Internet, malware, computer viruses, attachments to emails, persons who access our systems from inside or outside our organization and other significant disruptions of our information technology networks and related systems. A security breach or other significant disruption involving our information technology networks and related systems could: disrupt our operations; result in the unauthorized access to, and the destruction, loss, theft, misappropriation or release of, proprietary, personally identifiable, confidential, sensitive or otherwise valuable information, which others could use to compete against us or which could expose us to damage claims by third parties for disruptive, destructive or otherwise harmful outcomes; require significant management attention and resources to remedy any damages that result; subject us to claims for breach of contract, damages, credits, penalties or termination of leases or other agreements; or damage our business relationships or reputation generally. Any or all of the foregoing could materially and adversely affect our business.

Although we take various actions to maintain the security and integrity of our information technology networks and related systems and have implemented various measures to manage the risk of a security breach or disruption, we cannot be sure that our security efforts and measures will be effective or that any attempted security breaches or disruptions would not be successful or damaging. Even the most well protected information, networks, systems and facilities remain potentially vulnerable because the techniques used in such attempted security breaches change and generally are not recognized until launched against a target, and in some cases such techniques are designed to not be detected and, in fact, may not be detected. Accordingly, we may be unable to anticipate these techniques or to implement adequate security barriers or other preventative measures. It is not possible for this risk to be entirely mitigated.

Moreover, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any vulnerabilities in our information technology networks. In addition, our remediation efforts may not be successful. Certain measures that could increase the security of our systems take significant time and resources to deploy broadly, and such measures may not be deployed in a timely manner or be effective against an attack. The inability to implement, maintain and upgrade adequate safeguards could have a material and adverse impact on our business, financial condition and results of operations.

Mr. Chavez, Ms. Hogue and Mr. Osher currently and on a fully diluted basis, own, directly or indirectly, more than 50% of our outstanding voting equity and have the ability to exercise significant influence on us and the Operating Company, including the approval of significant corporate transactions.

As of  March 1, 2024, (a) Mr. Chavez, Ms. Hogue and Mr. Osher beneficially own, as the controlling persons of Color Up, LLC, a Delaware limited liability company (“Color Up”), 3,937,247 shares of our Common Stock, or 13.8% of the outstanding shares of our Common Stock, a warrant to purchase 2,553,192 shares of our Common Stock (the "Warrant"), and 11,242,635 of the class of membership interests of the Operating Company designated as “Common Units” (the “Common Units”) pursuant to the Limited Liability Company Agreement of the Operating Company (the “Operating Agreement”), or approximately 26.5% of the outstanding Common Units as of such date, (b) Mr. Chavez and Ms. Hogue beneficially own, as the manager and a member of Bombe Pref, respectively, 1,798,364  shares of our Common Stock, or 6.3% of the outstanding shares of our Common Stock, (c) Mr. Osher beneficially owns through HS3 and HSCP Master, 11,989,098 shares of our Common Stock, or 42.1% of the outstanding shares of our Common Stock, and 2,709,330 Common Units, or approximately 6.4% of the outstanding Common Units. Common Units are redeemable for shares of our Common Stock, on a one-for-one basis, or cash at our option, pursuant and subject to the terms and provisions of the Operating Agreement.

Pursuant to their current ownership and potential future ownership of our Common Stock, Mr. Chavez, Ms. Hogue and Mr. Osher have the ability to influence the outcome of matters presented to our stockholders, including the election of the Board and approval of significant corporate transactions, including business combinations, consolidations and mergers. Therefore, Mr. Chavez, Ms. Hogue and Mr. Osher have substantial influence over us and could exercise influence in a manner that is not in the best interests of our other stockholders. This concentration of voting power might also have the effect of delaying or preventing a change of control that our stockholders may view as beneficial.

Our executive officers and certain members of our Board face or may face conflicts of interest related to their positions and interests in other entities, which could hinder our ability to implement our business strategy and generate returns to investors.

Manuel Chavez, III, our Chief Executive Officer and a member of the Board, Stephanie Hogue, our President, Chief Financial Officer, Corporate Secretary, Treasurer and a member of the Board, and Jeffrey B. Osher, a member of the Board, together beneficially own a significant percentage of our Common Stock, and Bombe, HS3 and three entities controlled by Mr. Chavez are members of Color Up, which is a member of the Operating Company. Mr. Chavez and Ms. Hogue will also continue in their ownership and management roles with Bombe. Mr. Osher will continue his ownership and management role with HS3, Harvest Small Cap and HSCP Master.

As a result, our executive officers and certain of our directors owe duties to each of these entities, their members, limited partners and investors, which duties may from time to time conflict with the duties that they owe to us. Their loyalties to these other entities and investors could result in action or inaction that is detrimental to our business, which could harm the implementation of our business strategy and our investment and leasing opportunities.

The foregoing responsibilities and relationships could create competition for the time and efforts of Mr. Chavez, Ms. Hogue and Mr. Osher and may give rise to conflicts of interest, or the appearance of such conflicts of interest.

All of our transactions or relationships that involve a conflict of interest will be approved by the audit committee of the Board and the members of the Board who are disinterested in the particular transaction and, if there are no disinterested directors, by both the affirmative vote of a majority of the Board and the affirmative vote of a majority of our independent directors. Similarly, the equity compensation paid by us to our executive officers and directors will be subject to determination by our independent directors or the compensation committee of the Board. Nonetheless, despite such reviews and approvals, our agreements with our executive officers and certain of our directors will provide wide discretion for these parties to pursue their business activities separate from us, and these parties may pursue activities that conflict with our interests.

Our revenues have been and will continue to be significantly influenced by demand for parking facilities generally, and a decrease in such demand would likely have a greater adverse effect on our revenues than if we owned a more diversified real estate portfolio.

The focus for our portfolio has been and will continue to be on parking facilities. A decrease in the demand for parking facilities or other developments adversely affecting such sector of the real estate market would likely have a more pronounced effect on our financial performance than if we owned a more diversified real estate portfolio.

If adverse economic conditions reduce discretionary spending, business travel or other economic activity, such as sporting events and entertainment, that fuels demand for parking, our revenues could be reduced. In addition, our parking facilities tend to be concentrated in urban areas.

The return to normalized movement following the COVID-19 pandemic has impacted the performance of our assets, as many of the Company’s properties are located in urban centers, near government buildings, entertainment centers, or hotels. In addition, many companies continue to employ a work-from-home or hybrid remote strategy for employees, which we anticipate will be the normalized state going-forward. See “Changes to office work policies have had, and may continue to have, a material adverse effect on our business, financial condition, results of operations, cash flows, liquidity and ability to satisfy our debt service obligations.”

Increased office vacancies in MSAs or movement toward home office alternatives could reduce consumer demand for parking, which could adversely impact our revenues and financial condition. Moreover, changing lifestyles and technological innovations also may decrease the need for parking spaces, thereby decreasing the demand for parking facilities. The need for parking spaces, for example, may decrease as the public increases its use of livery service companies and ridesharing companies or elects to take public transit for their transportation needs. Future technological innovations, such as driverless vehicles, also may decrease the need for parking spaces. It is also possible that cities could enact new or additional measures such as higher tolls, increased taxes or vehicle occupancy requirements in certain circumstances to encourage car-pooling and the use of mass transit, all of which could adversely impact the demand for parking. Weather conditions, such as hurricanes, snow, flooding or severe weather storms, and other natural disasters and acts of terrorism could also disrupt our parking operations and further reduce the demand for parking.

We may be unable to grow our business by acquisitions of additional parking facilities.

Our investment strategy involves the acquisition of additional parking facilities. Our ability to make profitable acquisitions is subject to risks, including, but not limited to, risks associated with:

•	competition from other investors, including publicly traded and private REITs, numerous financial institutions, individuals and public and private companies;
•	Contingencies in our acquisition agreements; and
•	the availability and terms of financing.

We might encounter unanticipated difficulties and expenditures relating to any acquired parking facilities. For example:

•	notwithstanding pre-acquisition due diligence, we could acquire a parking facility that contains undisclosed defects;
•	the market in which an acquired parking facility is located may experience unexpected changes that adversely affect the parking facility's value;
•	changes in market conditions in the surrounding area could cause the occupancy and utilization of parking facilities that we acquire may decline during our ownership;
•	operating costs for our acquired parking facilities may be higher than anticipated, which may result in tenants that pay or reimburse us for those costs terminating their leases or our acquired parking facilities not yielding expected returns;
•	we may acquire parking facilities subject to unknown liabilities and without any recourse, or with limited recourse, such as liability for the cleanup of undisclosed environmental contamination or for claims by tenants, consumers or other persons related to actions taken by former owners of the parking facilities; and
•	acquired parking facilities might require significant attentions from management that would otherwise be devoted to our other business activities.

For these reasons, among others, we might not realize the anticipated benefits of our acquisitions, and our investment strategy with respect to the acquisition of additional parking facilities may not succeed or may cause us to experience losses.

We may not acquire the properties that we evaluate in our pipeline.

We generally seek to maintain a robust pipeline of investment opportunities. Transactions may fail to close for a variety of reasons, including the discovery of previously unknown liabilities or other items uncovered during our diligence process. Similarly, we may not execute binding purchase agreements with respect to properties that are currently subject to non-binding letters of intent, or LOIs, and properties with respect to which we are negotiating may not lead to the execution of any LOI. For many other reasons, we may not ultimately acquire the properties in our pipeline.

Our parking facilities face intense competition, which may adversely affect rental and fee income.

We believe that competition in parking facility operations is intense. In addition, any parking facilities we acquire may compete with building owners that provide on-site paid parking. Certain of our competitors have more experience than we do in owning and operating parking facilities. Moreover, some of our competitors have greater capital resources, greater cash reserves and a greater ability to borrow funds. Competition for investments may reduce the number of suitable investment opportunities available to us, may increase acquisition costs and may reduce demand for parking facilities, all of which may adversely affect our operating results. Additionally, an economic slowdown in a particular market where our parking facilities are located could have a negative effect on our parking fee revenues.

If competitors build new facilities that compete with our facilities or offer space at rates below the rates we charge, our lessees may lose potential or existing customers and may be pressured to discount their rates to retain business, thereby causing them to reduce rents paid to us. As a result, our ability to make distributions to investors may be impaired. In addition, increased competition for customers may require us to make capital improvements to facilities that we would not otherwise make.

The operations of a large number of our properties in our portfolio are currently concentrated with one tenant operator.

One tenant operator, SP Plus Corporation (“SP+”), leased properties that contributed approximately 61.3% of our parking rental revenue for the fiscal year ended December 31, 2023. In October 2023, SP+ announced that it entered into a definitive agreement to be acquired by Metropolis Technologies, Inc. (“Metropolis”). If the proposed transaction is consummated, our largest tenant operator will be Metropolis. This significant concentration of operational risk in one tenant operator makes us more vulnerable economically than if our operations were more evenly diversified among many tenant operators. Any adverse developments in SP+’s business (or Metropolis’s business, if the proposed transaction is consummated), financial strength or ability to operate our properties efficiently and effectively could have a material adverse effect on our results of operations. We cannot provide assurance that SP+ (or Metropolis, if the proposed transaction is consummated) will satisfy its obligations to us or effectively and efficiently operate our properties. The failure or inability of SP+ (or Metropolis, if the proposed transaction is consummated) to satisfy its obligations to us or effectively and efficiently operate our properties could adversely affect our financial position, results of operations and cash flows. See the section titled “Business—Concentration.”

Our use of third-party operators exposes us to certain risks.

We enter into agreements with operators who assist us in offering parking facilities to the public and providing contracted parking to customers. One of our strategic objectives is to focus heavily on the performance of each parking facility, working with our operators to create a business plan for each parking facility to improve cash flow and rental income. While our operators continue to execute on the asset-level business plans, it is possible that the economic slowdown will materially impact the performance of our assets. Our inability or the inability of our operators to execute on these business plans could have a material adverse effect on our business, financial condition and results of operations. In addition, the loss or renewal on less favorable terms of a substantial number of operating agreements, or a breach, default or other failure to perform by an operator, or material reduction in the income associated with our facilities (or an increase in anticipated expenses to the extent we are responsible for such expenses) could also have a material adverse effect on our business, financial condition and results of operations.

Declines in the market value of our portfolio may adversely affect periodic reported results of operations and credit availability, which may reduce earnings.

A decline in the market value of our portfolio may adversely affect us, particularly in instances where we have borrowed money based on the market value of assets in our portfolio. If the market value of those assets declines, the lender may require us to post additional collateral to support the loan. If we are unable to post the additional collateral, we may have to sell assets at a time when we might not otherwise choose to do so. A reduction in credit available may reduce our earnings.

Further, credit facility providers may require us to maintain a certain amount of cash reserves or to set aside unleveraged assets sufficient to maintain a specified liquidity position, which would allow us to satisfy our collateral obligations. As a result, we may not be able to leverage our assets as fully as we would choose, which could reduce our return on equity. If we are unable to meet these contractual obligations, our financial condition could deteriorate rapidly.

Market values of the assets in our portfolio may decline for a number of reasons, such as changes in prevailing market rates, increases in tenant defaults, decreases in parking facility occupancy or utilization and decreases in market rents and other factors typically associated with owning real estate.

We require scale to improve cash flow and earnings for stockholders.

To best offset the costs of being a public reporting company, we will need to increase our portfolio’s scale in size and number of assets. Our ability to scale will be determined by our ability to find high-quality assets to purchase and access capital to acquire those assets, as well as integrate those assets successfully into our portfolio. Our assets are often acquired via off-market opportunities from private sellers and our ability to continue to scale will be influenced by our access to those sellers and assets.

Changing consumer preferences and legislation affecting our industry or related industries may lead to a decline in parking demand, which could have a material adverse impact on our business, financial condition and results of operations.

Increased demand for ride sharing services, such as Uber and Lyft, and car sharing services, like Zipcar, along with the potential for driverless cars, may lead to a decline in parking demand in cities and urban areas. While we devote considerable effort and resources to analyzing and responding to consumer preference and changes in the markets in which we operate, consumer preferences cannot be predicted with certainty and can change rapidly. Changes in consumer behaviors, including the use of mobile phone applications and online parking reservation services that help drivers reserve parking with garages, lots and individual owner spaces, cannot be predicted with certainty and could change current customers’ parking preferences, which may have an impact on the price customers are willing to pay for parking. Additionally, urban congestion and congestion pricing due to the aforementioned ride sharing services, or state and local laws that have been or may be passed encouraging carpooling and use of mass transit systems, may negatively impact parking demand and pricing that a customer would be willing to pay for parking. If we are unable to anticipate and respond to trends in the consumer marketplace and the industry, including, but not limited to, market displacement by delivery service companies, car sharing companies and changing technologies, we could experience a material and adverse impact on our business, financial condition and results of operations. In addition, several state and local laws have been passed in recent years that encourage the use of carpooling and mass transit. In the future, local, state and federal environmental regulatory authorities may pursue, or continue to pursue, measures related to climate change and greenhouse gas emissions which may have the effect of decreasing the number of cars being driven. Such laws or regulations could adversely impact the demand for our services and our business.

Changes to office work policies have had, and may continue to have, a material adverse effect on our business, financial condition, results of operations, cash flows, liquidity and ability to satisfy our debt service obligations.

Many of our parking facilities are located in urban centers, near government buildings, courthouses, entertainment centers, and hotels, which depend in large part on consumer traffic, and conditions that lead to a decline in consumer traffic have had a material and adverse impact on those businesses. While the employment level in the United States has nearly returned to 2019 levels, many companies continue to deploy a work-from-home or hybrid remote strategy for employees. We anticipate that a hybrid work structure for traditional central business district office workers will be the normalized state going-forward.

Such events have adversely impacted and may continue to adversely impact our tenants’ operations, which could significantly disrupt or cause a closure of their operations and, in turn, significantly impact or eliminate the rental revenue we generate from our leases with them.

Our business, financial condition, results of operations, cash flows, liquidity and ability to satisfy our debt service obligations may continue to be negatively impacted as a result of the return to normalized movement and the deployment of work-from home or hybrid remote strategy for employees following the COVID-19 pandemic and may remain at depressed levels compared to pre-COVID-19 pandemic levels for an extended period, which would have a material adverse effect on the value and trading price of our Common Stock.

Our investments in real estate will be subject to the risks typically associated with real estate.

We invest directly in real estate. We will not know whether the values of properties that we own directly will remain at the levels existing on the dates of acquisition. If the values of properties we own decrease, our risk will increase because of the lower value of the real estate. In this manner, real estate values will impact the value of our real estate investments. Therefore, our investments will be subject to the risks typically associated with real estate.

The value of real estate may be adversely affected by a number of risks, including:

•	epidemics, pandemics or other outbreaks of all illness, disease or virus (such as the COVID-19 pandemic);
•	natural disasters such as hurricanes, snow, earthquakes, flood or severe weather storms;
•	acts of war or terrorism, including the consequences of terrorist attacks;
•	adverse changes in national, regional and local economic and real estate conditions;
•	an oversupply of (or a reduction in demand for) space in the areas where particular properties are located and the attractiveness of particular properties to prospective tenants;
•	changes in governance laws and regulations, fiscal policies and zoning ordnances and related costs of compliance therewith and the potential for liability under applicable laws;
•	costs associated with the need to periodically repair or replace operators at our properties;
•	costs associated with real property taxes and changes in tax rates;
•	costs of remediation and liabilities associated with environmental conditions affecting properties;
•	costs associated with complying with the Americans with Disabilities Act of 1990, as amended, or the Americans with Disabilities Act;
•	over-concentrations in certain geographic areas;
•	sports strikes, particularly those that persist for an extended period of time, or a significant decrease in the number of games played, or the occurrence of a significant number of games with limited or no fans attending;
•	the worsening of economic or real estate conditions in the geographic area in which our investments may be concentrated; and
•	the potential for uninsured or underinsured property losses.

Climate change may have a long-term impact on our business.

There are inherent climate-related risks wherever our business is conducted. Changes in market dynamics, investor expectations, local, national and international climate change policies, and the frequency and intensity of extreme weather events on critical infrastructure in the United States, all have the potential to disrupt our business and operations. Such events could result in a significant increase in our costs and expenses and harm our future revenue, cash flows and financial performance. Global climate change is resulting, and may continue to result, in certain natural disasters and adverse weather, such as droughts, wildfires, storms, sea-levels rising and flooding, occurring more frequently or with greater intensity, which could cause business disruptions and impact our employees’ abilities to commute to work or to work from home effectively. Government failure to address climate change could result in greater exposure to economic and other risks from climate change and impact our ability to achieve climate goals.

Uninsured losses or premiums for insurance coverage relating to real property may adversely affect investor returns.

Our real properties may incur casualty losses, generally catastrophic in nature, such as losses due to wars, acts of terrorism, earthquakes, floods, hurricanes, pollution or environmental matters that are uninsurable or not economically insurable, or may be insured subject to limitations, such as large deductibles or co-payments. Risks associated with potential acts of terrorism could sharply increase the premiums we pay for coverage against property and casualty claims. Additionally, mortgage lenders sometimes require property owners to purchase specific coverage against terrorism as a condition for providing mortgage loans. These policies may not be available at a reasonable cost, if at all, which could inhibit our ability to finance or refinance real property we may hold.

In such instances, we may be required to provide other financial support, either through financial assurances or self-insurance, to cover potential losses. Changes in the cost or availability of insurance could expose us to uninsured casualty losses. In the event that any of our real property incurs a casualty loss which is not fully covered by insurance, the value of our assets will be reduced by any such uninsured loss. In addition, we cannot assure investors that funding will be available to us for repair or reconstruction of damaged real property in the future.

Our costs of complying with governmental laws and regulations related to environmental protection and human health and safety may be high.

All real property investments and the operations conducted in connection with such investments are subject to federal, state and local laws and regulations relating to environmental protection and human health and safety. Some of these laws and regulations may impose joint and several liabilities on customers, owners or operators for the costs to investigate or remediate contaminated properties, regardless of fault or whether the acts causing the contamination were legal.

Under various federal, state and local environmental laws, a current or previous owner or operator of real property may be liable for the cost of removing or remediating hazardous or toxic substances on such real property. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. In addition, the presence of hazardous substances, or the failure to properly remediate these substances, may adversely affect our ability to sell, rent or pledge such real property as collateral for future borrowings. For example, the presence of significant mold or other airborne contaminants at any of our real property investments could require us to undertake a costly remediation program to contain or remove the mold or other airborne contaminants or to increase ventilation. In addition, the presence of significant mold or other airborne contaminants could expose us to liability from our tenants or others if property damage or personal injury occurs.

Environmental laws also may impose restrictions on the manner in which real property may be used or businesses may be operated. Some of these laws and regulations have been amended so as to require compliance with new or more stringent standards as of future dates. Compliance with new or more stringent laws or regulations or stricter interpretation of existing laws may require us to incur material expenditures. Future laws, ordinances or regulations may impose material environmental liability. Additionally, operations at our parking facilities and other tenant operations, the existing condition of land when we buy it, operations in the vicinity of our real property, such as the presence of underground storage tanks, oil leaks and other vehicle discharge, or activities of unrelated third parties may affect our real property. There are also various local, state and federal fire, health, life-safety and similar regulations with which we may be required to comply, and which may subject us to liability in the form of fines or damages for noncompliance. In connection with the acquisition and ownership of real property, we may be exposed to such costs in connection with such regulations. The cost of defending against environmental claims, of any damages or fines we must pay, of compliance with environmental regulatory requirements or of remediating any contaminated real property could materially adversely affect our business and lower the value of our assets or results of operations.

Real property is an illiquid investment, and we may be unable to adjust our portfolio in response to changes in economic or other conditions or sell a property if or when we decide to.

Real property is an illiquid investment. We may be unable to adjust our portfolio in response to changes in economic or other conditions. In addition, the real estate market is affected by many factors, such as general economic conditions, availability of financing, interest rates and other factors, including supply and demand, that are beyond our control. We cannot predict whether we will be able to sell any real property for the price or on the terms set by us, or whether any price or other terms offered by a prospective purchaser would be acceptable to us. We cannot predict the length of time needed to find a willing purchaser and to close the sale of a real property. Also, we may acquire real properties that are subject to contractual “lock-out” provisions that could restrict our ability to dispose of the real property for a period of time, and a number of our assets are subject to loans that impose prepayment penalties or debt breakage costs that could significantly impair our ability to sell such asset or the net value realized from any such sale.

Risks Related to Financial, Tax and Accounting Issues

We may have future financing needs and may not be able to obtain additional financing at all or on acceptable terms.

As of December 31, 2023, we had $96.3 million of debt due within twelve months. On March 1, 2024, we entered into the Third Amendment to the Credit Agreement, which provided extension options on $58.7 million outstanding under a revolving credit facility through June 2025. In addition, in February 2024, we refinanced $5.5 million of notes payable maturing in March 2024 with a new maturity date of March 1, 2029. After the completion of these refinancing transactions, we had $32.1 million of mortgage notes payable maturing within twelve months of the date the consolidated financial statements included in this Report were available to be issued.

There is a risk that we may not be able to refinance existing debt or that the terms of any refinancing will not be as favorable as the terms of the existing debt. If principal payments due at maturity cannot be refinanced or extended, we may be forced to repay our maturating debt with proceeds from other sources, such as selling properties that we own or placing mortgages on property that we own.

Our ability to obtain additional financing and satisfy our financial obligations under indebtedness outstanding from time to time will depend upon our future operating performance, which is subject to then-prevailing general economic, real estate and credit market conditions, including interest rate levels and the availability of credit generally, and financial, business and other factors, many of which are beyond our control. A prolonged worsening of credit market conditions would have a material adverse effect on our ability to obtain financing on favorable terms, if at all.

We identified material weaknesses in our internal control over financial reporting, and we may identify additional material weaknesses in the future or otherwise fail to maintain effective internal control over financial reporting, which may result in material misstatements of our financial statements or cause us to fail to meet our periodic reporting obligations. These material weaknesses could adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). Our management is likewise required, on a quarterly basis, to evaluate the effectiveness of our internal controls and to disclose any changes and material weaknesses identified through such evaluation in those internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. If we conclude that a material weakness occurred or is occurring, we expect to evaluate and pursue steps to remediate the material weakness. These remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects.

Our management identified material weaknesses in our internal control over financial reporting in connection with its assessment as of and for the fiscal year ended December 31, 2023.  Specifically, these control deficiencies constitute material weaknesses, either individually or in the aggregate, relating to: (i) the lack of appropriate segregation of duties within the accounting and finance groups and (ii) the ineffective design, implementation, and operation of controls relevant to the financial reporting process, specifically related to the documentation of the review of controls.

Our management had also identified a material weakness in our internal control over financial reporting in connection with its assessment for the year ended December 31, 2022 relating to the lack of formal and effective controls over user access to certain information systems to ensure adequate restriction of users and privileged access to transaction processing applications. Additionally, as previously described in Part II, Item 9A of the Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed by FWAC, prior to the Merger, FWAC’s management identified that FWAC’s control around the interpretation and accounting for extinguishment of a significant contingent obligation was not effectively designed or maintained. That material weakness resulted in the restatement of FWAC’s interim financial statements for the quarters ended June 30, 2022 and September 30, 2022. In connection with our assessment for the year ended December 31, 2023, management concluded these material weaknesses were remediated.

We have identified and implemented, and continue to implement, certain remediation efforts to improve the effectiveness of our internal control over financial reporting and disclosure controls and procedures. These remediation efforts are ongoing. The following remedial actions have been identified and initiated as of December 31, 2023:

•	We have and will continue to hire and train additional accounting resources that have the requisite levels of experience.
•	We have and will continue to reallocate responsibilities across the finance organization to allow for the appropriate segregation of duties to be applied.
•	We have and will continue to re-evaluate the permissions of user roles within our accounting system in order to establish more appropriate segregation of duties.
•	We have and will continue to enhance our internal control documentation for key controls to ensure the appropriate assignment of preparers and reviewers and the establishment of policies and procedures that would require control performers to document the execution of controls with the appropriate level of precision and supporting evidence.

As we  continue to evaluate and work to improve its internal control over financial reporting our management may determine that additional or different measures to address control deficiencies or modifications to the remediation plan are necessary. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

Any failure to maintain such internal control could adversely impact our ability to report our financial position and results of operations on a timely and accurate basis. If our financial statements are not accurate, investors may not have a complete understanding of our operations. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the NYSE American LLC (“NYSE American”), the SEC, or other regulatory authorities. Additionally, failure to timely file required Exchange Act reports will cause us to be ineligible to utilize short-form registration statements on Form S-3, which may impair our ability to obtain capital in a timely fashion to execute our business strategies or issue shares of Common Stock to effect an acquisition. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our Common Stock and may result in a material adverse effect on our business.

We can give no assurance that any additional material weaknesses or resulting restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. In addition, even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.

We may face litigation and other risks as a result of the material weakness in our internal control over financial reporting.

As a result of such material weakness and the restatements described above, we may face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the restatement and material weaknesses in our internal control over financial reporting and the preparation of its financial statements. We have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition.

We may not be able to access financing sources or refinance properties on attractive terms, or at all, which could reduce the number of properties we can acquire and adversely affect our ability to execute our business plan.

We may not be able to obtain financing on acceptable terms or at all. Future access to sources of financing will depend upon a number of factors, over which we may have little or no control, including:

•	general market conditions;
•	a financing source's view of the quality of our assets;
•	a financing source's perceptions of our financial condition and growth potential; and
•	our current and potential future earnings and cash distribution.

In addition, our ability to sell assets may also be limited due to several factors, including general market conditions and limitations under our existing loan agreements, and as a result, we may receive less than the value at which those assets are carried on our consolidated financial statements or we may be unable to sell certain assets at all.

Additionally, if mortgage debt is unavailable on reasonable terms as a result of increased interest rates or other factors, we may not be able to finance the acquisition of properties. Moreover, if we place mortgage debt on properties, we run the risk of being unable to refinance such debt when the loans come due on favorable terms or at all. If interest rates are higher when we refinance debt, our income could be reduced. We may be unable to refinance debt at appropriate times, which may require us to sell properties on terms that are not advantageous to us or could result in the foreclosure of such properties. For example, some of our loans are packed into commercial mortgage-backed securities, or CMBS, which place restrictions on our ability to restructure such loans without the consent of holders of such securities. Obtaining such consents may be time-consuming or may not be possible at all and could delay or prevent us from restructuring one or more loans. If any of these events occur, our cash flow would be reduced. This, in turn, may hinder our ability to raise more capital by issuing securities or by borrowing more money.

If we cannot obtain sufficient capital on acceptable terms, our business and our ability to operate could be materially adversely impacted.

In addition to customary representations, warranties, covenants, and indemnities, our existing loan agreements require us and/or our subsidiaries to comply with covenants involving, among other matters, limitations on incurrence of indebtedness, debt cancellation, property cash flow allocation, liens on properties and requirements to maintain minimum unrestricted cash balances. Unless we are able to sell assets, we may be unable to meet the minimum unrestricted cash balances in our loan agreements, which could result in events of default. Our existing loan agreements contain covenants that may limit our ability to sell assets, including covenants that limit debt cancellation and assignment of debt in connection with the sale of an asset. In addition, certain of our assets are collateral under multiple loan agreements, which may limit our ability to sell such assets. We may enter into additional loan agreements that also may contain covenants, including those requiring us to comply with various financial covenants.

If we breach covenants under our loan agreements, we could be held in default under such loans, which could accelerate our repayment date and materially adversely affect our financial condition, results of operations and cash flows.

Our failure to comply with covenants in any of our loan agreements will likely constitute an event of default and, if not cured or waived, may result in:

•	acceleration of all of our debt under such loan agreement (and any other debt containing a cross-default or cross-acceleration provision, including certain of our loan agreements) that we may be unable to repay from internal funds or to refinance on favorable terms, or at all;
•	our inability to borrow any unused amounts under such loan agreement, even if we are current in payments on borrowings under such loan agreement; and/or
•	the loss of some or all of our assets to foreclosure or sale.

Further, our loan agreements may contain cross default provisions, which could result in a default on our other outstanding debt.

Any such event of default, termination of commitments, acceleration of payments, or foreclosure of our assets could have a material adverse effect on our financial condition, results of operations and cash flows and ability to continue to operate or make distributions to our investors in the future. A default also could limit significantly our financing alternatives, which could cause us to curtail our investment activities and/or dispose of assets. It is also possible that we could become involved in litigation related to matters concerning the loan, and such litigation could result in significant costs to us.

Unanticipated changes in effective tax rates or adverse outcomes resulting from examination of our income or other tax returns could adversely affect our financial condition and results of operations.

We are subject to income taxes in the United States. Our future effective tax rates could be subject to volatility or adversely affected by a number of factors, including:

•	changes in the valuation of our deferred tax assets and liabilities;
•	expected timing and amount of the release of any tax valuation allowances;
•	tax effects of stock-based compensation;
•	costs related to intercompany restructurings; or
•	changes in tax laws, regulations or interpretations thereof.

In addition, we may be subject to audits of income, sales and other transaction taxes by taxing authorities. Outcomes from these audits could have an adverse effect on our financial condition and results of operations. We generally will be responsible for all of Legacy MIC’s liabilities (as well as continuing to be responsible for all of FWAC’s liabilities) including any unpaid taxes (and penalties and interest, if any). Audits of taxes payable prior to the consummation of the Merger by FWAC or Legacy MIC or of taxes payable following the consummation of the Merger by us potentially could result in significant liabilities payable by us. Consequently, outcomes from these audits could have an adverse effect on our financial condition and results of operations.

We may acquire properties or portfolios of properties through tax deferred contribution transactions, which could result in stockholder dilution and limit our ability to sell such assets.

In the future, we may acquire properties or portfolios of properties through tax deferred contribution transactions in exchange for Common Units, which may result in stockholder dilution. This acquisition structure may have the effect of, among other things, reducing the amount of tax depreciation we could deduct over the tax life of the acquired properties, and may require that we agree to protect the contributors’ ability to defer recognition of taxable gain through restrictions on our ability to dispose of the acquired properties and/or the allocation of partnership debt to the contributors to maintain their tax bases. These restrictions could limit our ability to sell an asset at a time, or on terms, that would be favorable to us absent such restrictions. In addition, we have assumed the rights and responsibilities of Legacy MIC under the Tax Matters Agreement, which requires us to indemnify past contributors to the Operating Company in the event that certain adverse tax consequences arise to the contributors in connection with (a) a taxable disposition of certain specified properties, (b) certain dispositions of the contributors’ interests in the Operating Company and (c) the Operating Company’s failure to provide the contributors the opportunity to guarantee a specified amount of debt of the Operating Company.

Our ability to use net operating loss carryforwards and certain other tax attributes may be limited.

As of December 31, 2023, we had aggregate U.S. federal and state net operating loss carryforwards (“NOLs”) of $73,827,280 (of which $8,585,685 was incurred in tax years beginning before January 1, 2018), which may be available to offset future taxable income for income tax purposes, and portions of which expire in various years. Under the Tax Cuts and Jobs Act of 2017, as modified by the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), federal NOLs incurred in tax years beginning after December 31, 2017 may be carried forward indefinitely, but the deductibility of such federal NOLs is limited to 80% of taxable income. Federal NOLs incurred in tax years ending before January 1, 2018 may be carried forward for 20 years. Our NOLs are subject to these carry forward and deductibility limits. Further, a lack of future taxable income would adversely affect our ability to utilize these NOLs before they expire.

In addition, under Section 382 of the Code, a corporation that undergoes an “ownership change” (as defined under Sections 382 and 383 of the Code and applicable Treasury Regulations) is subject to limitations on its ability to utilize its pre-change NOLs and certain other tax attributes to offset post-change taxable income or taxes. The Merger as well as transactions that occurred prior to the Merger, including transactions contemplated by the Purchase and Contribution Agreement, may have resulted in an ownership change under Section 382 of the Code that could affect our ability to utilize our NOLs to offset future taxable income. Furthermore, our ability to utilize NOLs of companies that we have acquired or that we may acquire in the future may be subject to limitations. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. For these reasons, we may not be able to utilize a material portion of the NOLs reflected on our balance sheet, even if we attain profitability, which could potentially result in increased future tax liability to us and could adversely affect our operating results and financial condition.

Pursuant to the IRC Sections 382 and 383, annual use of the Company’s NOL carryforwards may be limited in the event that a cumulative change in ownership of more than 50% occurs within a three-year period. Although the Company has not completed a recent IRC Section 382/383 analysis, due to the existence of the valuation allowance limitations created by current and future ownership changes, if any, related to the Company’s operations in the United States will not impact its effective tax rate. Any additional ownership changes may further limit the ability to use the NOL carryforwards

Risks Related to Our Indebtedness and Certain Other Obligations

We have debt, and we may incur additional debt; if we are unable to comply with the restrictions and covenants in the Credit Agreement, there could be an event of default under the terms of the Credit Agreement, which could result in an acceleration of repayment.

We are subject to numerous risks associated with our debt, including the risk that our cash flows could be insufficient to meet the required payments on our debt. There are no limits in our organizational documents on the amount of debt we may incur, and we may incur substantial debt. Our debt obligations could have important consequences for our investors. Incurrence of debt may increase our vulnerability to adverse economic, market, and industry conditions, limit our flexibility in planning for, or reacting to, changes in our business, and place us at a disadvantage in relation to competitors that have lower debt levels. Excessive debt could limit our ability to obtain financing for working capital, capital expenditures, acquisitions, refinancing, lease obligations, or other purposes, prevent us from achieving investment grade ratings from nationally recognized credit rating agencies, and reduce our ability to make distributions to our investors.

In addition, the Credit Agreement, dated as of March 29, 2022, by and among the Operating Company, certain subsidiaries of the Operating Company, KeyBanc Capital Markets, as lead arranger, KeyBank, National Association, as administrative agent and lender, and the other financial institutions party thereto as lenders, as amended by Amendment No. 1 to Credit Agreement, dated November 17, 2022; by the Waiver and Second Amendment to Credit Agreement, dated August 25, 2023 (the “Second Amendment to Credit Agreement”); and the Third Amendment to the Credit Agreement, dated March 1, 2024 (as amended, the “Credit Agreement”) contains customary representations, warranties, conditions to borrowing, covenants, and events of default, including certain covenants that limit or restrict, subject to certain exceptions, our ability, and the ability of the Operating Company and our other subsidiaries to sell or transfer assets, enter into a merger or consolidate with another company, create liens, make investments or acquisitions or incur certain indebtedness. Among other things, the Credit Agreement requires us to maintain:

•	a total leverage ratio not to exceed 65%;
•	an interest reserve in an amount equal to $375,000, subject to adjustment;
•	an aggregate of $7,000,000 in unencumbered cash, unencumbered cash equivalents, and amounts on deposit in an account containing cash collateral to be used for interest payments;
•	a borrowing base interest coverage ratio of no less than 1.10 to 1.00; and
•	a tangible net worth of not less than $206,908,200 plus 90% of the net proceeds received by us or the Operating Company and certain of our subsidiaries at any time from the issuance of stock (whether common, preferred, or otherwise) by us, the Operating Company, or certain of our other subsidiaries.

If we are unable to comply with the restrictions and covenants in the Credit Agreement or any future debt agreement or if we default under the terms of the Credit Agreement or any future debt agreement, there could be an event of default. Our ability to comply with these restrictions and covenants, including meeting any financial ratios and tests, may be affected by events beyond our control.

We cannot assure that we will be able to comply with these restrictions and covenants or meet such financial ratios and tests. In the event of a default under the Credit Agreement or any future debt agreement, the lenders could terminate their commitments to lend or accelerate the loans and declare all amounts borrowed under the Credit Agreement due and payable. If any of these events occur, our assets might not be sufficient to repay in full all of our outstanding indebtedness and we may be unable to find alternative financing. Even if we could obtain alternative financing, it might not be on terms that are favorable or acceptable to us. Additionally, we may not be able to amend the Credit Agreement or any future debt agreement or obtain needed waivers on satisfactory terms.

We may be required to take write-downs or write-offs, restructuring and impairment or other charges.

We may be required to write-down or write-off additional assets, restructure our operations, or incur additional impairment or other charges that could result in us reporting losses. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants in the Credit Agreement or to which we may be subject to by virtue of obtaining post-combination debt financing. Accordingly, investors could suffer a reduction in the value of their shares of Common Stock from any such write-down or write-downs.

Certain loans are and may be secured by mortgages on our properties and if we default under our loans, we may lose properties through foreclosure.

We have obtained, and intend to continue to obtain, loans that are secured by mortgages on our properties, and we may obtain additional loans evidenced by promissory notes secured by mortgages on our properties. As a general policy, we will seek to obtain mortgages securing indebtedness which encumber only the particular property to which the indebtedness relates, but recourse on these loans may include all of our assets. If recourse on any loan incurred by us to acquire or refinance any particular property includes all of our assets, the equity in other properties could be reduced or eliminated through foreclosure on that loan. If a loan is secured by a mortgage on a single property, we could lose that property through foreclosure if we default on that loan. We may also give full or partial guarantees to lenders of mortgage debt to the entities that own our properties. When we give a guarantee on behalf of an entity that owns one of our properties, we will be responsible to the lender for satisfaction of the debt if it is not paid by such entity. Some of our loans contain cross collateralization or cross default provisions, and therefore, a default on a single property could affect multiple properties. In addition, for tax purposes, a foreclosure on any of our properties that is subject to a nonrecourse mortgage loan would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure, but would not receive any cash proceeds. Further, if we default under a loan, it is possible that we could become involved in litigation related to matters concerning the loan, and such litigation could result in significant costs to us which could affect distributions to investors or lower our working capital reserves or our overall value.

Risks Related to Legal and Regulatory Matters

Adverse judgments, settlements or investigations resulting from legal proceedings in which we may be involved could reduce our profits, limit our ability to operate our business or distract our officers from attending to our business.

The nature of our business exposes our properties, us, the Operating Company and our other subsidiaries to the risk of claims and litigation in the normal course of business. The outcome of these proceedings cannot be predicted. If any of these proceedings were to be determined adversely to us or a settlement involving a payment of a material sum of money were to occur, it could materially and adversely affect our profits or ability to operate our business. Additionally, we could become the subject of future claims by third parties, including current or former tenants, our employees, our investors or regulators. Any significant adverse judgments or settlements would reduce our profits and could limit our ability to operate our business. Further, we may incur costs related to claims for which we have appropriate third party indemnity, but such third parties fail to fulfill their contractual obligations.

Our proprietary software systems contain open source software, which may pose particular risks to our proprietary software in a manner that could harm our business.

We use open source software in our proprietary software and anticipate using open source software in the future. Some open source software licenses require those who distribute open source software as part of their own software product to publicly disclose all or part of the source code to such software product or to make available any derivative works of the open source code on unfavorable terms or at no cost, and we may be subject to such terms. The terms of many open source licenses to which we are subject have not been interpreted by U.S. or foreign courts, and there is a risk that open source software licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to provide our offerings. We could face claims from third parties claiming ownership of, or demanding release of, the open source software or derivative works that we developed using such software, which could include our proprietary source code, or otherwise seeking to enforce the terms of the applicable open source license. These claims could result in litigation and could require us to make our software source code freely available, purchase a costly license or cease providing the implicated offerings unless and until we can re-engineer them to avoid infringement, which may be a costly and time-consuming process. While we monitor our use of open source software and try to ensure that none is used in a manner that would require us to disclose our proprietary source code or that would otherwise breach the terms of an open source agreement, such use could inadvertently occur, or could be claimed to have occurred, in part because open source license terms are often ambiguous. Any actual or claimed requirement to disclose our proprietary source code or pay damages for breach of contract could harm our business and could help third parties, including our competitors, develop offerings that are similar to or better than ours.

Additionally, the use of certain open source software can lead to greater risks than use of third party commercial software, as open source licensors generally do not provide warranties or controls on the origin of software. There is typically no support available for open source software, and we cannot ensure that the authors of such open source software will implement or push updates to address security risks or will not abandon further development and maintenance. Many of the risks associated with the use of open source software, such as the lack of warranties or assurances of title or performance, cannot be eliminated, and could, if not properly addressed, negatively affect our business. Any of these risks could be difficult to eliminate or manage and, if not addressed, could have an adverse effect on our business, financial condition and results of operations.

Inigma and pKatalyst, our proprietary software systems, are not currently protected by any patents, registered trademarks or licenses, which may prevent us from using, or enforcing our intellectual property rights to, these systems and could adversely affect our business, results of operations and financial condition.

Inigma is our proprietary software management tool that we developed to monitor parking facilities in real-time. pKatalyst is our proprietary technology platform that will allow us to provide a virtual fence or perimeter around up to 14,000 parking facilities and to monitor consumer movement into and out of our parking facilities, as well as those of our competitors. Neither Inigma nor pKatalyst, nor these systems’ underlying technology, is currently registered, as a patent or a trademark, with the U.S. Patent and Trademark Office and we do not intend to register them in the near future. To the extent that Inigma or pKatalyst violates the proprietary rights of others, we may therefore be subject to damage awards or judgments prohibiting our use of Inigma or pKatalyst. In addition, our intellectual property rights in Inigma or pKatalyst may not be enforceable against any prior users of similar intellectual property. Our inability to use Inigma or pKatalyst or enforce our intellectual property rights to Inigma or pKatalyst could have an adverse effect on our business, financial condition and results of operations.

We may in the future be subject to claims that we violated certain third-party intellectual property rights, which, even where meritless, can be costly to defend and could materially adversely affect our business, results of operations and financial condition.

Our success depends, in part, on our ability to maximize revenues and profitability at our parking facilities with a technology-driven approach to collaboration with our tenant operators, including the use of our proprietary software, without infringing on, misappropriating or otherwise violating the intellectual property rights of third parties. However, we may not be aware that our software systems are infringing on, misappropriating or otherwise violating third party intellectual property rights and such third parties may bring claims alleging such infringement, misappropriation or violation. Also, various “non-practicing entities” and other intellectual property rights holders may in the future attempt to assert intellectual property claims against us or seek to monetize the intellectual property rights they own to extract value through licensing or other settlements, even if the claims are meritless.

Our use of third-party software and other intellectual property rights may be subject to claims of infringement or misappropriation. The vendors who provide us with technology that we incorporate in our proprietary software also could become subject to various infringement or misappropriation claims, which may then affect our use of our proprietary software. We cannot guarantee that our internally developed or acquired technologies and content do not or will not infringe, misappropriate or otherwise violate the intellectual property rights of others.

From time to time, our competitors or other third parties may claim that we are infringing upon, misappropriating or otherwise violating their intellectual property rights. We cannot predict the outcome of lawsuits and cannot ensure that the results of any such actions will not have an adverse effect on our business, financial condition, results of operations, cash flows, or prospects. Any claims or litigation, even those without merit and regardless of the outcome, could cause us to incur significant expenses and, if successfully asserted against us, could require that we pay substantial costs or damages, obtain a license, which may not be available on commercially reasonable terms or at all, pay significant ongoing royalty payments, settlements or licensing fees, prevent us from maximizing our revenues and profitability at our parking facilities and from using certain technologies, force us to implement expensive and time-consuming workarounds or redesigns, distract management from our business or impose other unfavorable terms.

We may not be able to obtain, maintain, protect, defend and enforce our trademarks and trade names, or build name recognition in our markets of interest, thereby harming our competitive position.

We believe that the protection of our trademark rights is an important factor in protecting our brand and maintaining goodwill. We may be unable to obtain trademark protection for our technologies, logos, slogans and brands, and our existing trademark registrations and applications, and any trademarks that may be used in the future, may not provide us with competitive advantages or distinguish our brand and our business from those of our competitors. Further, we may not timely or successfully register our trademarks.

If we do not adequately protect our rights in our trademarks from infringement and unauthorized use, any goodwill that we have developed in those trademarks could be lost or impaired, which could harm our brand and our business. We have filed applications for registration, among other trademarks, the term “Mobile Infrastructure Corporation” in the United States. Although we have applied for these trademark registrations, there are no certainties that these applications will result in our registration of these trademarks.

Competitors may adopt trademarks and/or tradenames similar to ours, thereby harming our ability to build brand identity and possibly leading to customer confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other trademarks that are similar to our trademarks. Furthermore, our trademarks, upon registration, may be opposed, contested, circumvented or found to be unenforceable, weak or invalid, and we may not be able to prevent third parties from infringing or otherwise violating them or using similar marks in a manner that causes confusion or dilutes the value or strength of our brand. Litigation or proceedings before the U.S. Patent and Trademark Office or other governmental authorities and administrative bodies in the United States may be necessary in the future to enforce our trademark rights and to determine the validity and scope of the trademark rights of others. Our efforts to obtain, maintain, protect, defend and enforce our trademarks may be ineffective and could result in substantial costs and diversion of resources, which could adversely affect our business, financial condition, and results of operations.

We may be unable to continue to use the domains that we use in our business or prevent third parties from acquiring and using domains that infringe, misappropriate or otherwise violate, are similar to, or otherwise decrease the value of our brand, trademarks, or service marks.

We have registered a domain that we use in, or is related to, our business, www.mobileit.com. If we lose the ability to use the domain name, whether due to trademark claims, failure to renew the applicable registration, or any other cause, we may be forced to market our offerings under a new domain name, which could cause us substantial harm or cause us to incur significant expense in order to purchase rights to the domain name in question. In addition, our competitors and other third parties could attempt to capitalize on our brand recognition by using domains similar to ours. We may be unable to prevent our competitors and other third parties from acquiring and using domains that infringe, misappropriate, or otherwise violate, are similar to, or otherwise decrease the value of our brand or our trademarks or service marks. Obtaining, maintaining, protecting, defending and enforcing our rights in our domain may require litigation, which could result in substantial costs and diversion of resources, which could in turn adversely affect our business, financial condition, and results of operations.

Risks Related to Ownership of Our Securities

The market price and trading volume of the shares of our Common Stock may fluctuate significantly.

Our Common Stock only recently began trading on the NYSE American, and we can provide no assurance that an active liquid trading market for the shares of our Common Stock will be sustained. The market price and liquidity of our Common Stock may be adversely affected by the absence of an active trading market.

The market price of our Common Stock may be highly volatile and could be subject to wide fluctuations. For example, as of August 28, 2023, the first trading date of our Common Stock on the NYSE American, the closing price of our Common Stock was $10.37. Since then, the closing price of our Common Stock reached a low of $3.10 on September 27, 2023, and on March 1, 2024, the closing price of our Common Stock was $3.55. Capital markets have been volatile in the recent past. After the most recent U.S. economic recession, the U.S. Federal Reserve took actions that resulted in low interest rates for a long period of time. In March 2022, the U.S. Federal Reserve increased interest rates for the first time since 2018 and raised rates six more times in 2022 and four more times in 2023. in December 2023, the U.S. Federal Reserve signaled that at least one rate cut may come in 2024; however, there can be no guarantee that interest rates will not continue to increase. Market volatility, as well as general economic, market or political conditions, and the current adverse macroeconomic conditions including inflation, fluctuations in fuel prices, rising interest rates, and reduced consumer confidence, could reduce the market price of shares of our Common Stock regardless of its operating performance.

Market volatility and low trading volume in our Common Stock, as well as general economic, market or political conditions, and the current adverse macroeconomic conditions including inflation, fluctuations in fuel prices, rising interest rates, and reduced consumer confidence, could reduce the market price of shares of our Common Stock regardless of our operating performance.

In addition, our operating results could be below the expectations of public market analysts and investors due to a number of potential factors, including:

•	variations in quarterly operating results or dividends, if any, to investors;
•	additions or departures of key management personnel;
•	publication of research or reports about our industry;
•	litigation and government investigations;
•	changes or proposed changes in laws or regulations or differing interpretations or enforcement of laws or regulations affecting our business;
•	adverse market reaction to any indebtedness incurred or securities issued in the future;
•	changes in market valuations of similar companies;
•	adverse publicity or speculation in the press or investment community; and
•	announcements by competitors of significant contracts, acquisitions, dispositions, strategic partnerships, joint ventures, or capital commitments

In response to any of the foregoing developments, the market price of shares of our Common Stock could decrease significantly. You may be unable to resell your shares of our Common Stock at or above your purchase price.

Following periods of volatility in the overall market and the market price of a company’s securities, securities class action litigation has often been instituted against that company. Any such litigation, if instituted against us, could result in substantial costs and a diversion of management’s attention and resources.

Holders of our Preferred Stock have dividend, liquidation and other rights that are senior to the rights of the holders of Common Stock.

The Board has the authority to designate and issue shares of preferred stock with liquidation, dividend and other rights that are senior to those of Common Stock. The Board has classified and designated three series of preferred stock as Series A Preferred Stock, Series 1 Preferred Stock, and Series 2 Preferred Stock, each of which ranks senior to Common Stock with respect to the payment of dividends and rights upon liquidation, dissolution or winding up.

Specifically, payment of any distribution preferences on the issued and outstanding Series A Convertible Redeemable Preferred Stock, par value $0.0001 per share of the Company (the “Series A Preferred Stock”, Series 1 Convertible Redeemable Preferred Stock, par value $0.0001 per share of the Company (the “Series 1 Preferred Stock” and together with the Series A Preferred Stock, the “Preferred Stock”) or any future series of preferred stock would reduce the amount of funds available for the payment of distributions on the Common Stock. Further, holders of Preferred Stock will be entitled to receive a preference payment if we liquidate, dissolve, or wind up before any payment is made to holders of Common Stock, likely reducing the amount holders of Common Stock would otherwise receive upon such an occurrence. Holders of Series 1 Preferred Stock and Series A Preferred Stock will have the right to require us to convert their Series 1 Preferred Stock and Series A Preferred Stock into Common Stock, but we may, at our option, redeem such shares of Preferred Stock for cash. Holders of the Series A Preferred Stock and Series 1 Preferred Stock are entitled to cumulative dividends before any dividends may be declared or set aside on Common Stock. Upon our voluntary or involuntary liquidation, dissolution or winding up, before any payment is made to holders of Common Stock, holders of Series A Preferred Stock and Series 1 Preferred Stock will be entitled to receive a liquidation preference of $1,000.00 per share plus any accrued and unpaid distributions. As of December 31, 2023, 2,812 and 36,677 shares of Series A Preferred Stock and Series 1 Preferred Stock, respectively, were issued and outstanding, and approximately $0.8 million and $9.7 million of distributions on the Series A Preferred Stock and the Series 1 Preferred Stock, respectively, were accrued and unpaid. On December 31, 2023, 46,000 shares of Series 2 Preferred Stock converted into 13,787,462 shares of Common Stock. Following the conversion of the Series 2 Preferred Stock, there were no shares of Series 2 Preferred Stock issued and outstanding.

We are a “controlled company” within the meaning of the applicable rules of the NYSE American and, as a result, may qualify for exemptions from certain corporate governance requirements. If we rely on these exemptions, our stockholders will not have the same protections afforded to stockholders of companies that are subject to such requirements.

Under the applicable rules of the NYSE American, a company is a “controlled company” if more than 50% of the voting power for the election of directors is held by an individual, group or another company, and such company may elect not to comply with certain corporate governance requirements, including the requirements that the company have: (i) a majority of its board of directors comprised of independent directors; (ii) a nominating committee comprised solely of independent directors; (iii) a compensation committee comprised solely of independent directors; and (iv) director nominees selected, or recommended for selection to our Board, by the nominating committee. As of December 31, 2023, Manuel Chavez, III, our Chief Executive Officer and a member of the Board, Stephanie Hogue, our President, Chief Financial Officer, Corporate Secretary, Treasurer and a member of the Board, and Jeffrey B. Osher, a member of the Board, as a group, control more than 50% of the voting power of our outstanding Common Stock, and as a result, we are a “controlled company” within the meaning of applicable rules of the NYSE American.

Though we currently do not intend to take advantage of any “controlled company” exemptions, if we were to elect to be exempt from some or all of the aforementioned corporate governance requirements, you may not have the same protections afforded to stockholders of companies that are subject to all of the NYSE American corporate governance requirements.

If our operating and financial performance in any given period does not meet the guidance provided to the public or the expectations of investment analysts, the market price of our Common Stock could decline.

We may, but are not obligated to, provide public guidance on our expected operating and financial results for future periods. Any such guidance will consist of forward-looking statements, subject to the risks and uncertainties described in this Annual Report and in our other public filings and public statements. The ability to provide this public guidance, and the ability to accurately forecast our results of operations, could be impacted by future public health crises. Our actual results may not always be in line with or exceed any guidance we have provided, especially in times of economic uncertainty, such as the current global economic uncertainty being experienced as a result of the war in Ukraine, the Israel-Hamas war and the recent U.S. Federal Reserve interest rate hikes. If, in the future, our operating or financial results for a particular period do not meet any guidance provided or the expectations of investment analysts, or if we reduce our guidance for future periods, the market price of our Common Stock could decline as well. Even if we issue public guidance, there can be no assurance that we will continue to do so in the future.

If securities or industry analysts do not publish research or reports about our business or publish negative reports, the market price of our Common Stock could decline.

The trading market for our Common Stock will be influenced by the research and reports that industry or securities analysts publish about us and our business. If regular publication of research or reports ceases, we could lose visibility in the financial markets, which in turn could cause the market price or trading volume of our Common Stock to decline. Moreover, if one or more of the analysts who cover us downgrade our Common Stock or if reporting results do not meet their expectations, the market price of our Common Stock could decline.

Our stockholders’ interest in us could be diluted if we issue additional shares of stock or Common Units, which could reduce the overall value of their investment; our stockholders’ interests also will be diluted by exercises and conversions of Common Units and Preferred Stock.

Stockholders do not have preemptive rights to any Common Stock in the future and generally have no appraisal rights. The Company’s charter, filed with the Maryland State Department of Assessment and Taxation (the “Charter”) provides that we may issue up to 500,000,000 shares of Common Stock and up to 100,000,000 shares of preferred stock.

Subject to any limitations set forth under Maryland law, a majority of the Board may amend the Charter without the necessity of obtaining stockholder approval, from time to time, to increase or decrease the aggregate number of authorized shares of stock or the number of authorized shares of any class or series. In addition, the Board may classify or reclassify any unissued shares of stock into other classes or series of stock without the necessity of obtaining stockholder approval. All such shares may be issued in the discretion of the Board.

A stockholder’s interest in us may be diluted if we: (a) sell additional shares of stock in the future, (b) sell securities that are convertible into Common Stock, (c) issue Common Stock in a private offering of securities to institutional investors, or (d) issue Common Stock to sellers of properties acquired by us in connection with an exchange for Common Units, which are convertible into Common Stock. In addition, as of March 1, 2024, there are currently outstanding: (i) one Warrant to purchase up to 2,553,192 shares of Common Stock; (ii) 42,419,600 Common Units; (iii) 2,250,000 of the class of membership interest of the Operating Company designated as “Performance Units” (the “Performance Units”); (iv) 1,182,507 of the class of membership interest of the Operating Company designated as “LTIP Units” (the “LTIP Units”); (v) 34,878 shares of Series 1 Preferred Stock; (vi) 2,483 shares of Series A Preferred Stock; and (vii) no shares of Series 2 Preferred Stock. Because of these and other reasons described in this “Risk Factors” section, issuances of additional Common Stock will significantly dilute the equity interests of existing holders of Common Stock and may affect prevailing market prices for Common Stock.

Subject to any contractual lock-up provisions and any applicable initial holding period required by the Operating Agreement, a member of the Operating Company may at any time require us to redeem all or any portion of the Common Units such member holds for cash at a per-Common Unit value equal to the 10-day trailing trading average of the Common Stock at the time of the requested redemption. At our election, we may satisfy the redemption through the issuance of Common Stock on a one share of Common Stock for one Common Unit basis. However, the members’ redemption right may not be exercised if and to the extent that the delivery of the Common Stock upon such exercise would result in any person violating the ownership and transfer restrictions set forth in the Charter.

The Charter also authorizes the Board, without stockholder approval, to designate and issue any classes or series of preferred stock (including equity or debt securities convertible into preferred stock) and to set or change the preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions and qualifications or terms or conditions of redemption of each class or series of preferred stock so issued. Because the Board has the power to establish the preferences and rights of each class or series of preferred stock, it may afford the holders of any series or class of preferred stock preferences, powers, and rights senior to the rights of holders of Common Stock or Preferred Stock.

Any sales of our Common Stock (including shares of Common Stock issuable upon the exercise or conversion, as applicable, of the Warrant, Common Units or Preferred Stock or the redemption of Preferred Stock) pursuant to Rule 144 under the Securities Act or our effective registration statements on Form S-11, filed with the SEC on September 25, 2023 (as amended), could adversely affect the prevailing market price of our Common Stock. The issuance of Common Stock upon any exercise or conversion, as applicable, of the Warrant, Common Units or Preferred Stock or redemption of Preferred Stock also may have the effect of reducing our net income per share (or increasing our net loss per share). In addition, the existence of Preferred Stock may encourage short selling by market participants because the existence of redemption payments could depress the value or market price of the Common Stock.

The issuance of additional shares or other equity securities of equal or senior rank would have the following effects:

•	existing stockholders’ proportionate ownership interest in us will decrease;
•	the amount of cash available per share, including for payment of dividends in the future, may decrease;
•	the relative voting strength of each share of previously outstanding common stock may be diminished; and
•	the market price of our Common Stock could decline.

In addition, the Operating Company may issue additional Common Units to third parties without the consent of our stockholders, which would reduce our ownership percentage in the Operating Company and would have a dilutive effect on the amount of distributions made to us by the Operating Company and, therefore, the amount of distributions we can make to our investors. Any such issuances, or the perception of such issuances, could materially and adversely affect the market price of the Common Stock.

Depending on the terms and pricing of any additional offerings and the value of our investments, stockholders also may experience dilution in the book value and fair mark value of, and the amount of distributions paid on, their shares of Common Stock.

We may issue additional shares of Common Stock or other equity securities without your approval, which would dilute your ownership interests and may depress the market price of our Common Stock.

Pursuant to the Incentive Award Plan, we may issue an aggregate of up to 3,687,500 of shares of Common Stock and restricted stock units or incentive units of the Operating Company (or a similar type of incentive equity security permitted under the Incentive Award Plan) issuable to certain of our officers and directors as determined by the compensation committee of the Board, which amount will be subject to increase from time to time. We may also issue additional shares of Common Stock or other equity securities of equal or senior rank in the future in connection with, among other things, future acquisitions or repayment of outstanding indebtedness, without stockholder approval, in a number of circumstances.

We may be unable to maintain the continued listing requirements of the NYSE American.

If we fail to meet the continued listing requirements and the NYSE American delists our securities and we are not able to list our securities on another national securities exchange, our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

•	a limited availability of market quotations for our securities;
•	reduced liquidity for our securities;
•	a determination that our Common Stock is a “penny stock” which will require brokers trading in our Common Stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our Common Stock;
•	a limited amount of news and analyst coverage for us; and
•	a decreased ability to issue additional securities or obtain additional financing in the future.

Future offerings of debt, which would be senior to the Common Stock upon liquidation, and/or preferred equity securities, which may be senior to the Common Stock for purposes of distributions or upon liquidation, may adversely affect the market price of the Common Stock.

In the future, we may attempt to increase our capital resources and fund capital needs by making additional offerings of debt or preferred equity securities. Upon liquidation, holders of our debt securities and preferred stock, if any, and lenders with respect to other borrowings will receive distributions of our available assets prior to the holders of Common Stock. Additional equity offerings may dilute the holdings of our then-existing stockholders or reduce the market price of the Common Stock, or both. Holders of Common Stock are not entitled to preemptive rights or other protections against dilution. Preferred Stock has, and any preferred stock that we may issue could have, a preference on liquidating distributions or a preference on distribution payments that could limit our ability to make a distribution to the holders of Common Stock. Since our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, our stockholders will bear the risk of our future offerings reducing the market price of the Common Stock and diluting their stock holdings in us.

Risks Related to Our Organizational Structure and Our Constituent Documents and Policies

We are a holding company with no direct operations and, as such, we will rely on funds received from the Operating Company to pay liabilities, and the interests of our stockholders are structurally subordinated to all liabilities and obligations of the Operating Company and its subsidiaries.

We are a holding company and conduct substantially all of our operations through the Operating Company. We do not have, apart from an interest in the Operating Company, any independent operations. As a result, we rely on distributions from the Operating Company to pay any dividends we might declare on our securities. We also rely on distributions from the Operating Company to meet our obligations, including any tax liability on taxable income allocated to us from the Operating Company. In addition, because we are a holding company, claims of our equity holders will be structurally subordinated to all existing and future liabilities and obligations (whether or not for borrowed money) of the Operating Company and its subsidiaries. Therefore, in the event of our bankruptcy, liquidation or reorganization, our assets and those of the Operating Company and its subsidiaries will be available to satisfy the claims of our stockholders only after all of our and the Operating Company’s liabilities and obligations have been paid in full.

We may change our operational, financing and investment policies without stockholder approval.

The Board will determine our operational, financing and investment policies and may amend or revise our policies, including our policies with respect to acquisitions, dispositions, growth, operations, indebtedness, capitalization and distributions, or approve transactions that deviate from these policies, without a vote of, or notice to, our stockholders. These policy changes could adversely affect the market value of the Common Stock and our ability to make distributions to you. For example, our organizational documents do not limit the amount or percentage of indebtedness, funded or otherwise, that we may incur, and the Board may alter or eliminate any current policy on borrowing at any time without stockholder approval. Accordingly, we could become highly leveraged, which could result in an increase in our debt service costs and increase our exposure to interest rate risks, real estate market fluctuations and liquidity risks.

Ownership limitations and certain provisions in the Charter, as well as certain provisions of Maryland law, may deter, delay or prevent a change in control or acquisition proposals.

Subject to certain exceptions, the Charter provides that no person may beneficially or constructively own more than 9.8% in value of the aggregate outstanding shares of all classes and series of our stock or 9.8% (in value or in number of shares, whichever is more restrictive) of the aggregate of outstanding shares of each class or series of our stock. These provisions of the Charter are to promote our orderly governance. However, these provisions also inhibit acquisitions of a significant stake in us and may prevent a change in control of us. Additionally, certain provisions contained in the Charter and the bylaws of the Company (the “Bylaws”) may further deter persons from attempting to acquire control of us and implement changes that may be beneficial to our investors, including, for example, provisions relating to:

•	the exclusive power of the Board to fill vacancies on the Board;
•	limitations on the ability of, and various requirements that must be satisfied in order for, our stockholders to propose nominees for election to the Board and propose other business to be considered at a meeting of our stockholders;
•	the exclusive power of the Board to amend the Bylaws;
•	the power of the Board to adopt certain amendments to the Charter without stockholder approval, including the authority to increase or decrease the number of authorized shares of stock, to create new classes or series of stock (including a class or series of stock that could delay or prevent a transaction or a change in control of us that might involve a premium for Common Stock or otherwise be in the best interests of our stockholders) and to classify or reclassify any unissued shares of stock from time to time by setting or changing the preferences, conversion or other rights, voting powers, restrictions, limitations as to distributions, qualifications or terms or conditions of redemption of Common Stock or any new class or series of shares created by the Board;
•	the requirement that amendments to the Charter by our stockholders may be made only if declared advisable by the Board;
•	the business combination provisions of the Maryland General Corporation Law (the “MGCL”) that, subject to limitations, prohibit certain business combinations between us and an “interested stockholder” (defined generally as any person who beneficially owns 10% or more of the voting power of our then outstanding Common Stock or an affiliate or associate of us who, at any time within the two-year period prior to the date in question, was the beneficial owner of 10% or more of the voting power of our then outstanding Common Stock) or an affiliate thereof for five years after the most recent date on which the stockholder becomes an interested stockholder and, thereafter, imposes special stockholder voting requirements to approve these combinations unless the consideration being received by common stockholders satisfies certain conditions. This resolution, however, may be altered or repealed in whole or in part at any time;
•	the “control share” provisions of the MGCL provide that a holder of “control shares” of a Maryland corporation (defined as shares which, when aggregated with all other shares of stock controlled by the stockholder, entitle the stockholder to exercise one of three increasing ranges of voting power in the election of directors) acquired in a “control share acquisition” (defined as the acquisition of “control shares,” subject to certain exceptions) has no voting rights with respect to those shares of stock except to the extent approved by our stockholders by the affirmative vote of at least two-thirds of all the votes entitled to be cast on the matter, excluding votes entitled to be cast by the acquirer of control shares, our officers and directors who are also our employees. The Bylaws contain a provision exempting from the control share acquisition statute any and all acquisitions by any person of our shares of stock; and
•	the “unsolicited takeover” provisions of the MGCL, which permit the Board, without stockholder approval and regardless of what is currently provided in the Charter or the Bylaws, to implement certain takeover defenses, such as a classified board, some of which we do not yet have.

The Bylaws designate the Circuit Court for Baltimore City, Maryland as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees, if any, and could discourage lawsuits against us and our directors, officers and employees, if any.

The Bylaws provide that the Circuit Court for Baltimore City, Maryland (or in certain circumstances, the United States District Court for the District of Maryland, Northern Division) will be the sole and exclusive forum for: (a) any “Internal Corporate Claim” as defined by the MGCL; (b) any derivative action or proceeding brought on our behalf; (c) any action asserting a claim for breach of a duty owed by any of our directors, officers or employees to us or our stockholders; (d) any action asserting a claim against us or any of our directors, officers or employees arising pursuant to the Charter or the Bylaws; or (e) any action asserting a claim against us or any of our directors, officers or employees governed by the internal affairs doctrine of the State of Maryland. This choice of forum provision will not apply to suits brought to enforce a duty or liability created by the Securities Act, the Exchange Act, or any other claim for which federal courts have exclusive jurisdiction. Any person or entity purchasing or otherwise acquiring or holding any interest in our stock shall be deemed to have notice of and to have consented to these provisions of the Bylaws. This choice of forum provision may limit a stockholder’s ability to bring a claim in another judicial forum, including a judicial forum that the stockholder believes is favorable for disputes with us or our directors, officers or employees. We believe that requiring these claims to be filed in a single court in Maryland is advisable because (i) litigating these claims in a single court avoids unnecessarily redundant, inconvenient, costly and time-consuming litigation in multiple forums and (ii) Maryland courts are authoritative on matters of Maryland law and Maryland judges have more experience in dealing with issues of Maryland corporate law than judges in any other state. Alternatively, if a court were to find the choice of forum provisions contained in the Bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could materially adversely affect our business, financial condition, and operating results.

Our rights and the rights of our stockholders to take action against our directors and officers are limited.

The Charter limits the liability of our directors and officers to us and our stockholders for money damages to the maximum extent permitted by Maryland law. Under current Maryland law, our directors and officers will not have any liability to us and our stockholders for money damages other than liability resulting from:

•	actual receipt of an improper benefit or profit in money, property or services; or
•	active and deliberate dishonesty by the director or officer that was established by a final judgment as being material to the cause of action adjudicated.

In addition, the Charter obligates us to indemnify our present and former directors and officers for actions taken by them in those and other capacities and to pay or reimburse the reasonable expenses in advance of final disposition of a proceeding to the maximum extent permitted by Maryland law, and effective upon completion of the Merger, we entered into indemnification agreements with our directors and executive officers. As a result, we and our stockholders may have more limited rights against any present or former director or officer than might otherwise exist absent the provisions in the Charter and indemnification agreements or that might exist with other companies.

Conflicts of interest exist or could arise in the future with the Operating Company or its members.

Conflicts of interest exist or could arise in the future as a result of the relationships between us and our stockholders, on the one hand, and the Operating Company or any member thereof, on the other. Our directors and officers have duties to us under applicable Maryland law in connection with their direction of our management. At the same time, under the Operating Agreement, the members of the board of the Operating Company must act in accordance with the implied contractual covenant of good faith and fair dealing in connection with the management of the Operating Company. These duties of the directors of the Operating Company to the Operating Company and its members may come into conflict with our interests. Under the Operating Agreement, except for contractual duties expressly provided under the Operating Agreement and to the extent permitted by the Delaware Limited Liability Company Act, no director of the Operating Company has any duties (including any fiduciary duties) to the Operating Company, us, or any subsidiary of the Operating Company, or any of their respective direct and indirect stockholders, or to any member or creditor of the Operating Company. In addition, the Operating Agreement provides that the members agree that (a) the directors of the Operating Company are acting for the benefit of the Operating Company, the members and our stockholders collectively and (b) notwithstanding any duty otherwise existing at law or equity, in the event of a conflict between the interests of the Operating Company or any member, on the one hand, and the separate interests of ours or our stockholders, on the other hand, the directors may give priority to the separate interests of ours or our stockholders (including, without limitation, with respect to tax consequences to members, assignees or our stockholders), and, in the event of such a conflict, any action or failure to act on the part of the directors (or our directors, officers or agents) that gives priority to the separate interests of ours or our stockholders that does not result in a violation of the contract rights of the members under the Operating Agreement does not violate any other duty owed by the directors to the Operating Company and/or the members.

The Operating Agreement provides that a member is not liable to the Operating Company for any action or omission taken in his or her capacity as a member, for the debts or liabilities of the Operating Company or for the obligations of the Operating Company under the Operating Agreement, except for liability for fraud, willful misconduct or gross negligence, or pursuant to any express indemnity given to the Operating Company by the member. The Operating Agreement contains a provision that eliminates the liability of the directors and officers of the Operating Company to the Operating Company, any members or any assignees for losses sustained, liabilities incurred or benefits not derived as a result of errors in judgment or mistakes of fact or law or of any act or omission if such director or officer, as applicable, acted in good faith. The Operating Agreement also provides that any obligation or liability of ours that may arise at any time under the Operating Agreement or any other instrument, transaction or undertaking contemplated by the Operating Agreement will be satisfied, if at all, out of our assets or the assets of the Operating Company only, and no such obligation or liability will be personally binding upon any of our directors, stockholders, officers, employees or agents.

In addition, the Operating Agreement requires the Operating Company to indemnify its directors, officers or employees and any other person designated by the board against any and all losses, claims, damages, liabilities, expenses (including, without limitation, attorneys’ fees and other legal fees and expenses), judgments, fines, settlements and other amounts arising from any and all claims, demands, actions, suits or proceedings, whether civil, criminal, administrative or investigative, that relate to the operations of the Operating Company, unless (a) an act or omission of the person was material to the matter giving rise to the action and either was committed in bad faith or was the result of active and deliberate dishonesty, (b) in the case of a criminal proceeding, the person had reasonable cause to believe the act or omission was unlawful or (c) such person actually received an improper personal benefit in money, property or services or otherwise, in violation or breach of any provision of the Operating Agreement. The Operating Company must also pay or reimburse the reasonable expenses of any such person in advance of a final disposition of the proceeding upon its receipt of a written affirmation of the person’s good faith belief that the standard of conduct necessary for indemnification has been met and a written undertaking by or on behalf of the person to repay any amounts paid or advanced if it is ultimately determined that the person did not meet the standard of conduct for indemnification. The Operating Company is not permitted to indemnify or advance funds to any person (a) with respect to any action initiated by the person seeking indemnification without the board’s approval (except for any proceeding brought to enforce such person’s right to indemnification under the Operating Agreement) or (b) if the person is found to be liable to the Operating Company on any portion of any claim in the action.

In addition, the Operating Agreement provides for the issuance of membership units designated as LTIP Units and Performance Units. LTIP Units and Performance Units will dilute our interest (and therefore the interest of our stockholders) in the assets of the Operating Company. Holders of LTIP Units and Performance Units will have the same rights to vote as members holding Common Units. Persons holding such voting rights may exercise them in a manner that conflicts with the interests of our stockholders. Furthermore, circumstances may arise in the future when the interest of members in the Operating Company may conflict with the interest of our stockholders. For example, the timing and terms of dispositions of properties held by the Operating Company may result in tax consequences to certain members and not to our stockholders.

Other Risks

We qualify as an “emerging growth company.” The reduced public company reporting requirements applicable to emerging growth companies may make its common stock less attractive to investors.

We qualify as an “emerging growth company” under SEC rules. As an emerging growth company, we will be permitted and plan to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These provisions include, but are not limited to: (a) an exemption from compliance with the auditor attestation requirement in the assessment of internal control over financial reporting pursuant to Section 404 of Sarbanes-Oxley, (b) not being required to comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements, (c) reduced disclosure obligations regarding executive compensation arrangements in periodic reports, registration statements, and proxy statements, and (d) exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. As a result, the information we provide will be different than the information that is available with respect to other public companies that are not emerging growth companies. If some investors find Common Stock less attractive as a result, there may be a less active trading market for Common Stock, and the market price of Common Stock may be more volatile.

ITEM 1B.             UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 1C.             CYBERSECURITY

Risk Management and Strategy

We have processes for assessing, identifying, and managing material risks from cybersecurity threats. These processes are integrated into our overall risk management systems and include overseeing and identifying risks from cybersecurity threats associated with the use of third-party service providers. We conduct security assessments of certain third-party providers before engagement and have established monitoring procedures in its effort to mitigate risks related to data breaches or other security incidents originating from third parties.

Governance

Board of Directors

The Audit Committee of our Board (the “Audit Committee”) oversees, among other things, the controls designed to assess, identify, and manage material risks from cybersecurity threats. The Audit Committee is informed of material risks from cybersecurity threats pursuant to the escalation criteria as set forth in our disclosure controls and procedures. Further, our Chief Financial Officer and our VP of Technology report on cybersecurity matters, including material risks and threats, to the Audit Committee, and the Audit Committee provides updates to our Board, in each case as frequently as is appropriate.

Management

Under the oversight of the Audit Committee, and as directed by our Chief Financial Officer, our VP of Technology, has established policies for and is primarily responsible for overseeing our cybersecurity incident response plan and related processes that are designed to assess and manage material risks from cybersecurity threats. Our VP of Technology has over 20 years of experience in the technology industry, with much of that experience in smaller companies and in software architecture and implementation. Our Chief Financial Officer and our VP of Technology are informed about and monitors the prevention, detection, mitigation, and remediation of cybersecurity incidents pursuant to criteria set forth in our incident response plan. In addition, our Chief Financial Officer and our VP of Technology also coordinate with our legal counsel to assess and manage material risks from cybersecurity threats. Our Chief Financial Officer and our VP of Technology provide updates annually or more frequently as appropriate to the Audit Committee.

As of the date of this Annual Report, we are not aware of any cybersecurity threats that have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations or financial condition.

ITEM 2.                PROPERTIES

Our headquarters are located at 30 W. 4th Street, Cincinnati, Ohio 45202. We believe that our current facilities are adequate to meet our ongoing needs and that suitable additional alternative spaces will be available in the future on commercially reasonable terms.

As of  December 31, 2023, we owned 43 parking facilities in 21 separate markets throughout the United States with a total of approximately 15,200 parking spaces and approximately 5.4 million square feet, including 24 parking lots and 19 parking garages. We also own approximately 0.2 million square feet of commercial space adjacent to our parking facilities. As of  December 31, 2023, our properties were 100% leased to 14 tenants.

The following table sets forth the property name, location and other information with respect to the parking facilities we owned as of December 31, 2023:

Property Name	Location	Property Type	Number of Spaces	Property Size (Square Feet)
Bricktown Garage	Oklahoma City, OK	Garage	555	206,598
Bridgeport Fairfield Garage	Bridgeport, CT	Garage	878	232,964
322 Streeter Garage	Chicago, IL	Garage	1,154	473,522
Mabley Place Garage	Cincinnati, OH	Garage	772	353,700
Cincinnati Race Street	Cincinnati, OH	Garage	317	166,992
1W7 Garage	Cincinnati, OH	Garage	765	314,749
222W7 Garage	Cincinnati, OH	Garage	1,625	531,000
Clarksburg	Clarksburg, WV	Surface Lot	95	35,784
Cleveland West 9th	Cleveland, OH	Surface Lot	260	94,252
Crown Colony	Cleveland, OH	Surface Lot	82	23,460
Cleveland Lincoln	Cleveland, OH	Garage	471	294,361
Denver Sherman 1935	Denver, CO	Surface Lot	72	18,750
Denver Champa St. Garage	Denver, CO	Garage	450	177,650
Denver Sherman 1963	Denver, CO	Surface Lot	28	6,250
Detroit Renaissance Garage	Detroit, MI	Garage	1,273	382,470
Fort Worth Taylor	Fort Worth, TX	Garage	1,013	372,171
Hawaii Marks	Honolulu, HI	Garage	308	150,810
Houston Saks Garage	Houston, TX	Garage	265	90,750
Houston Preston Lot	Houston, TX	Surface Lot	46	10,000
Houston San Jacinto	Houston, TX	Surface Lot	85	28,326
Houston Preferred (1)	Houston, TX	Garage/Lot	528	140,115
Indianapolis City Park Garage	Indianapolis, IN	Garage	354	20,473
Indianapolis Washington St	Indianapolis, IN	Surface Lot	150	46,174
Indianapolis Meridian	Indianapolis, IN	Surface Lot	36	10,454
Louisville West Broadway	Louisville, KY	Surface Lot	165	54,450
Raider Park Garage	Lubbock, TX	Garage	1,508	563,584
Memphis Poplar	Memphis, TN	Surface Lot	125	37,563
2nd Street Miami Garage	Miami, FL	Garage	118	36,129
Milwaukee Old World	Milwaukee, WI	Surface Lot	54	11,250
Milwaukee Wells	Milwaukee, WI	Surface Lot	148	43,580
Milwaukee Clybourn	Milwaukee, WI	Surface Lot	15	2,400
Milwaukee Arena	Milwaukee, WI	Surface Lot	75	48,344
Minneapolis Venture	Minneapolis, MN	Surface Lot	185	71,737
Minneapolis City Parking	Minneapolis, MN	Surface Lot	270	86,283
Nashville White Front	Nashville, TN	Garage	155	44,944
New Orleans Rampart	New Orleans, LA	Surface Lot	77	27,105
St. Louis Spruce	St. Louis, MO	Surface Lot	180	53,153
St. Louis Washington	St. Louis, MO	Surface Lot	63	16,919
St. Louis Broadway	St. Louis, MO	Surface Lot	146	41,948
St. Louis 7th & Cerre	St. Louis, MO	Surface Lot	149	46,056
St. Louis Cardinal Lot	St. Louis, MO	Surface Lot	376	114,424
St. Paul Holiday Garage	St. Paul, MN	Garage	285	101,568

(1)	Houston Preferred includes 2 properties.

ITEM 3.                LEGAL PROCEEDINGS

The nature of our business exposes our properties, the Company, the Operating Company, and our other subsidiaries to the risk of claims and litigation in the normal course of business. Other than as noted below or routine litigation arising out of the ordinary course of business, we are not presently subject to any material litigation nor, to our knowledge, is any material litigation threatened against us.

See Note P — Commitments and Contingencies in Part II, Item 8 Notes to the Consolidated Financial Statements of this Annual Report, which information is incorporated herein by reference.

ITEM 4.                MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.                MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on the NYSE American under the ticker symbol “BEEP.” Prior to the consummation of the Merger, FWAC’s Class A ordinary shares were listed on the Nasdaq Stock Market LLC under the ticker symbol “FWAC.”

Holders of Record

As of March 1, 2024, we had approximately 30.4 million shares of Common Stock outstanding, held by a total of 1,257 stockholders of record. We believe the actual number of beneficial owners of our Common Stock is greater than this number of record holders and includes beneficial owners whose shares are held in “street name” by brokers, banks and other nominees.

Dividends

We do not currently, and may not in the future, generate sufficient cash flow from operations to pay and fully fund future distributions. We do not currently anticipate that we will be able to resume the payment of distributions. However, if distributions do resume, all or a portion of the distributions may be paid from other sources, such as cash flows from equity offerings, financing activities, or borrowings. We have not established any limit on the extent to which distributions could be funded from these other sources. Accordingly, the amount of distributions paid may not reflect current cash flow from operations and distributions may include a return of capital, (rather than a return on capital). If we pay distributions from sources other than cash flow from operations, the funds available to us for investments would be reduced and the share value may be diluted. The level of distributions will be determined by our Board and depend on several factors including current and projected liquidity requirements, anticipated operating cash flows and tax considerations, and other relevant items deemed applicable by our Board.

No cash dividends can be made on the Common Stock until the preferred distributions are paid.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6.                RESERVED

ITEM 7.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations is based on, and should be read in conjunction with the audited consolidated financial statements and the notes thereto contained elsewhere in this Annual Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. See “Forward-Looking Statements” preceding Part I. and “Risk Factors” for a discussion of forward-looking statements and important factors that could cause actual results to differ materially from the results described in or implied by these forward-looking statements.

Overview

General

We are a Maryland corporation focused on acquiring, owning and leasing parking facilities and related infrastructure, including parking lots, parking garages and other parking structures throughout the United States. We target both parking garage and surface lot properties primarily in top 50 U.S. Metropolitan Statistical Areas (“MSAs”), with proximity to key demand drivers, such as commerce, events and venues, government and institutions, hospitality and multifamily central business districts.

As of December 31, 2023, we owned 43 parking facilities in 21 separate markets throughout the United States, with a total of approximately 15,700 parking spaces and approximately 5.4 million square feet. We also own approximately 0.2 million square feet of commercial space adjacent to our parking facilities.

Consummation of the Merger

On the Closing Date, we consummated the Merger and the other transactions contemplated by the Merger Agreement. Additionally, on the Closing Date, the Conversion was consummated by which the Operating Partnership converted into the Operating Company. Finally, on the Closing Date, we consummated the Preferred PIPE Financing, pursuant to which the Preferred PIPE Investors purchased a total of 46,000 shares of Series 2 Preferred Stock at $1,000 per share for an aggregate purchase price of $46,000,000. On December 31, 2023, the Series 2 Preferred Stock converted into 13,787,462 shares of Common Stock inclusive of 1,253,404 shares of Common Stock issued to the Preferred PIPE Investors upon the conversion of dividends.

Impact of Return to Work

The return to normalized movement following the COVID-19 pandemic is relatively uneven among markets and industries, which has impacted the performance of our assets, as many of our properties are located in urban centers, near government buildings, entertainment centers, or hotels. While the employment level in the United States has nearly returned to 2019 levels, many companies continue to deploy a work-from-home or hybrid remote strategy for employees. We anticipate that a hybrid work structure for traditional central business district office workers will be the normalized state going-forward. This has impacted the performance of many of our assets that have office exposure and underscores the importance of a multi-key demand driver strategy in repositioning current and/or acquiring new assets.

Asset Management Contracts

In January and February 2024, 26 of our 43 assets converted to management contracts. We believe asset management contracts provide the opportunity for net operating income ("NOI") growth through more transparent and controlled expense management, and will reduce the revenue variability associated with the timing of payments for contract parking agreements. In addition, the move to management contracts properly aligns the incentives and rewards for revenue growth between the third-party operator and the company. This change is also expected to result in better revenue linearity compared to revenue recognition in our current agreements, in which lease payments are based on cash collections from operators. Overall, the conversion to contracts also provides enhanced visibility on the performance of the portfolio within our financial results. Our intent is to convert the remaining assets to asset management contracts by the end of 2027, with additional assets expected to be converted in 2024.

The conversion to asset management contracts will impact the comparability of operating results in future periods as we expect to recognize additional revenue because our operators will no longer share in the revenue and certain expenses that were paid by the operators will now be recognized by us.

Results of Operations for the Years Ended December 31, 2023  and 2022 (dollars in thousands)

	For the Year Ended December 31,
	2023	2022	$ Change	% Change
Revenues
Base rental income	$8,165	$8,345	$(180)	(2.2)%
Management income	—	427	(427)	(100.0)%
Percentage rental income	22,107	20,329	1,778	8.7%
Total revenues	$30,272	$29,101	$1,171	4.0%

Total Revenues

The increase in total revenues for 2023 compared to 2022 is due primarily to the acquisition of one parking asset in Oklahoma City in the second quarter of 2022, increased contract parking and additional demand for event parking, specifically in markets with sporting events, theatres, festivals, and other gatherings, partially offset by changes in lease structures resulting in lower base rental and management income as well as the sale of one parking asset in the first quarter of 2023.

	For the Year Ended December 31,
	2023	2022	$ Change	% Change
Operating expenses
Property taxes	$7,178	$6,885	$293	4.3%
Property operating expense	1,985	2,947	(962)	(32.6)%
Depreciation and amortization	8,512	8,248	264	3.2%
General and administrative	13,160	8,535	4,625	54.2%
Preferred Series 2 - issuance expense	16,101	—	16,101	100.0%
Professional fees	1,724	2,690	(966)	(35.9)%
Organizational, offering and other costs	2,862	5,592	(2,730)	(48.8)%
Impairment	8,982	—	8,982	100.0%
Total operating expenses	$60,504	$34,897	$25,607	73.4%

Property Operating Expense

The $1.0 million decrease in Property Operating Expense is primarily related to professional services related to engineering surveys and other operating expenses in 2022 attributable to the five properties acquired during 2021 and one property acquired during the second quarter of 2022.

General and Administrative Expense

The $4.6 million increase in General and administrative expenses during the year ended December 31, 2023 compared to December 31, 2022 is primarily attributable to an increase in Equity Based Compensation in 2023 of $5.6 million offset by a decrease in gross wages of $1.0 million.  Equity Based Compensation costs for the year ended December 31, 2023 we attributable to non-cash compensation  for certain executive LTIP Units granted in February 2023 and awards granted related to 2023 performance, as well as the cancellation of executive LTIP Units for $1.4 million in the third quarter of 2023.

Preferred Series 2 - Issuance Expense

As part of accounting for the reverse recapitalization, we evaluated the Series 2 Preferred Stock arrangement, and determined that the fair value of the Series 2 Preferred Stock at the time of the transaction of $66.7 million ($4.84 per share) exceeded the implied conversion rate ($3.34 per share) based on a total of 13,787,464 shares of common stock being issued on December 31, 2023 in return for $46 million in proceeds. As a result, the excess in fair value was treated as non-cash compensation and was recorded as Preferred Series 2 - Issuance Expense on the Consolidated Statements of Operations.

Professional Fees

Professional fees decreased by approximately $1.0 million during the year ended December 31, 2023 compared to the year ended December 31, 2022. The decrease was primarily due to consulting costs related to valuation, tax, and accounting services needed in 2022 that were non-recurring items in 2023.

Organizational, Offering and Other Costs

In May 2022, Legacy MIC entered into an Agreement and Plan of Merger (the “MIT Merger Agreement”) by and between Legacy MIC and Mobile Infrastructure Trust, a Maryland real estate investment trust (“MIT”). Pursuant to the terms of the MIT Merger Agreement, Legacy MIC would merge with and into MIT, with MIT continuing as the surviving entity resulting from the transaction. Prior to and as a condition to the merger with MIT, MIT expected to undertake an initial public offering of its common shares of beneficial interest. Also, in March 2022, Legacy MIC had entered into an agreement with MIT, requiring Legacy MIC to be allocated, bear and (where practicable) pay directly certain costs and expenses related to the merger with MIT. In connection with the execution of the Merger Agreement with FWAC, the MIT Merger Agreement and the cost allocation agreement with MIT were terminated.

The $2.7 million decrease in Organizational, Offering and Other Costs during 2023 compared to 2022 is due to the termination of the MIT Merger Agreement and other transactions primarily attributable to legal and accounting fees. This is partially offset by transaction costs associated with the Merger that were allocated to the 1,900,000 FWAC Class B ordinary shares that converted to Common Stock and which are subject to an earn-out structure (the “Earn-Out Shares”) under terms outlined in the Second Amended and Restated Sponsor Agreement as well as well as $1.0 million in lender consent costs.

Impairment

During the year ended December 31, 2023 the Company recorded approximately $9.0 million of asset impairment charges related to assets impacted by delayed return-to-work trends or other reductions of demand-drivers impacting these assets, as well as disposition of properties.

	For the Year Ended December 31,
	2023	2022	$ Change	% Change (1)
Other
Interest expense, net	$(13,910)	$(12,912)	$(998)	7.7%
Gain (loss) on sale of real estate	660	(52)	712	NM
Other income, net	1,179	106	1,073	NM
Change in fair value of Earn-out Liability	4,065	—	4,065	100.0%
PPP loan forgiveness	—	328	(328)	(100.0)%
Total other, net	$(8,006)	$(12,530)	$4,524	(36.1)%

(1)	Line items that result in a percent change that exceed certain limitations are considered not meaningful (“NM”) and indicated as such.

Interest Expense

The increase in Interest expense, net of approximately $1.0 million during the year ended December 31, 2023 compared to the prior year is primarily attributable to increases in interest rates on the Revolving Credit Facility compared to the prior year partially offset by the repayment of $9.9 million of mortgage loans and the paydown of $15.0 million on the Revolving Credit Facility.

Gain (Loss) on Sale of Real Estate

In February 2023 we sold a parking lot located in Wildwood, New Jersey for $1.5 million, resulting in a gain on sale of real estate of approximately $0.7 million. We received net proceeds of approximately $0.3 million after the repayment of the outstanding mortgage loan, interest and transaction costs. In September 2022 we sold a parking lot located in Canton, Ohio for $0.7 million, resulting in a loss on sale of real estate of approximately $0.1 million.

Other Income, Net

The increase in Other Income, Net of approximately $1.1 million during the year ended December 31, 2023 compared to the prior year is primarily attributable to a settlement agreement relating to indemnification expenses entered into in third quarter 2023.

Change in Fair Value of Earn-out Liability

In connection with the Merger, in August 2023 we recognized a liability for Earn-Out Shares which may vest if certain hurdles are met regarding share price. Changes to the fair value during the period are based on changes in Company stock price and are reflected in earnings.

PPP loan forgiveness

During May 2021, the Company received notification from the U.S. Small Business Administration ("SBA") stating that the first-round paycheck protection program loan was forgiven in full in the amount of $348,000. During April 2022, the Company received notification from the SBA stating that the second-round paycheck protection program loan was forgiven in full in the amount of $328,000. The forgiveness of these loans was recognized in the consolidated statements of operations in the month they were forgiven.

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

The following table presents our NOI as well as a reconciliation of NOI to Net Loss, the most directly comparable financial measure under U.S. GAAP reported in our consolidated financial statements, for the years ended December 31, 2023 and 2022 (dollars in thousands):

	For the Years Ended December 31,
	2023	2022	% Change
Revenues
Base rental income	$8,165	$8,345
Management income	—	427
Percentage rental income	22,107	20,329
Total revenues	30,272	29,101	4.0%
Operating Expenses
Property taxes	7,178	6,885
Property operating expense	1,985	2,947
Net Operating Income	$21,109	$19,269	9.5%

Reconciliation
Net loss	(38,238)	(18,326)
(Gain) loss on sale of real estate	(660)	52
PPP loan forgiveness	—	(328)
Other income, net	(1,179)	(106)
Change in fair value of Earn-out Liability	(4,065)	-
Interest expense	13,910	12,912
Depreciation and amortization	8,512	8,248
General and administrative	13,160	8,535
Preferred Series 2 - issuance expense	16,101	-
Professional fees	1,724	2,690
Organizational, offering and other costs	2,862	5,592
Impairment of real estate assets	8,982	-
Net Operating Income	$21,109	$19,269

EBITDA and Adjusted EBITDA

Earnings Before Interest Expense, Taxes, Depreciation and Amortization (“EBITDA”) reflects net income (loss) excluding the impact of the following items: interest expense, depreciation and amortization, and the provision for income taxes, for all periods presented. When applicable, Adjusted EBITDA also excludes certain recurring and non-recurring items from EBITDA, including, but not limited to gains or losses from disposition of real estate assets, impairment write-downs of depreciable property, non-cash changes in the fair value of the Earn-out liability, merger-related charges and other expenses, gains or losses on settlements, and stock-based compensation expense.

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

The following table presents our calculation of EBITDA and Adjusted EBITDA for the for the years ended December 31, 2023 and 2022 (dollars in thousands):

	For the Year Ended December 31,
	2023	2022

Reconciliation of Net loss to Adjusted EBITDA Attributable to the Company
Net loss	$(38,238)	$(18,326)
Interest expense	13,910	12,912
Depreciation and amortization	8,512	8,248
EBITDA Attributable to the Company	$(15,816)	$2,834
Organization and offering costs	2,862	5,592
Impairment of real estate	8,982	-
Preferred Series 2 - Issuance expense	16,101	-
Change in fair value of Earn-out Liability	(4,065)	-
Gain on settlement of indemnification liability	(1,155)	-
Gain on sale of real estate	(660)	52
PPP loan forgiveness	-	(328)
Equity and non-cash compensation	8,552	2,901
Adjusted EBITDA Attributable to the Company	$14,801	$11,051

Liquidity and Capital Resources

Sources and Uses of Cash

Aside from standard operating expenses, we expect our principal cash demands to be for:

●	principal and interest payments on our outstanding indebtedness;
●	capital expenditures; and
●	acquisitions of assets.

Our principal source of funds will be rental income from tenants at our parking facilities as well as existing cash on hand as a result of the Merger and the Preferred PIPE Investment. We also may sell properties that we own or place mortgages on properties that we own to raise capital.

.

Debt

During 2022 and 2023, and subsequent to December 31, 2023, we have taken steps to both extend and ladder maturities in our debt profile, including:

●

In March 2022 we entered into the Credit Agreement, and established a  $75.0 million revolving credit facility (the “Revolving Credit Facility”). During 2022, we used $73.7 million of available capacity to refinance certain of our current loans for various properties and to finance the acquisition of a parking garage in June 2022.

●	In November 2022 we amended the Credit Agreement to extend the maturity of the Credit Agreement to April 1, 2024 and amended certain financial covenants through the new term.
●

As of December 31, 2022, we were not in compliance with all applicable financial covenants under the Credit Agreement, resulting in certain events of default. Subsequently, we entered into the Second Amendment to the Credit Agreement, which resulted in, among other things, a waiver of all existing events of defaults, certain modifications to the financial covenants and a decrease of available credit from $75.0 million to $58.7 million; and

●	In September 2023, we paid approximately $9.9 million to Vestin Realty Mortgage II, Inc. ("Vestin"), which represented payment in full of five notes held by Vestin.

In February 2024, we refinanced $5.5 million of notes payable maturing in March 2024 with a 10-year note for $5.9 million. In March 2024, we executed the Third Amendment to the Credit Agreement, which provided extension options through June 2025 with increased interest rate spreads above SOFR at each extension. We executed one of these options, which extends the maturity through October 2024. Exercising an option following that maturity date would result in an interest rate spread above SOFR of 3.5%. We intend to pursue additional refinancing options related to the Credit Agreement and our near-term maturities.

Certain lenders may require reserves related to capital improvements, insurance, and excess cash. These lender-required reserves make up the majority of our restricted cash amounts as of December 31, 2023.

Capital Expenditures

Existing capital expenditure activities expected to be completed in the near-term for general deferred maintenance are expected to cost approximately $0.3 million.

Asset Acquisitions

Our future acquisitions or development of properties cannot be accurately projected because such acquisitions or development activities depend upon available opportunities that come to our attention and upon our ability to successfully acquire, develop and lease such properties. However, we have identified a pipeline of acquisition opportunities that we believe is bespoke and actionable, while being largely off-market and unavailable to our competitors. As of December 31, 2023, we have identified and are evaluating several parking facilities with more than $300 million in asset value as potential acquisition targets.

Distributions and Warrants

In March 2018, we suspended the payment of distributions on our Common Stock. There can be no assurance that cash distributions to our common stockholders will be resumed in the future. The actual amount and timing of distributions, if any, will be determined by our Board in its discretion and typically will depend on various factors that our Board deems relevant.

We do not currently, and may not in the future, generate sufficient cash flow from operations to fully fund distributions. We do not currently anticipate that we will be able to resume the payment of distributions.  However, if distributions do resume, all or a portion of the distributions may be paid from other sources, such as cash flows from equity offerings, financing activities, borrowings, or by way of waiver or deferral of fees. We have not established any limit on the extent to which distributions could be funded from these other sources.

We are currently accruing dividends in accordance with the terms of the Series A Preferred Stock and Series 1 Preferred Stock. As of December 31, 2023, the balance unpaid dividends outstanding was approximately $0.8 million and $9.7 million for Series A Preferred Stock and Series 1 Preferred Stock, respectively. No cash dividend on the Common Stock can be paid until the preferred distributions are paid.

As a result of the Merger, our previously outstanding warrant became the Warrant to purchase 2,553,192 shares of our common stock at an exercise price of $7.83 per share, exercisable as of the date of the Closing. As of the Closing Date, FWAC, Legacy MIC, and Color Up entered into a Warrant Assumption and Amendment Agreement (the “Warrant Assumption and Amendment Agreement”) to the Warrant Agreement, whereby the Company assumed the Common Stock Warrants remaining outstanding and unexpired at that time, and such Common Stock Warrants became the common stock warrants of the Company. On August 29, 2023, the Company and Color Up entered into the Amended and Restated Warrant Agreement pursuant to which the Warrant Agreement was amended and restated to reflect the effects of the Merger and permit Color Up to exercise the Warrant on a cashless basis at Color Up’s option.

While exercise of the Warrant is a potential source of cash, we do not currently believe this is a likely event and therefore do not use this assumption in our operating plans.

Cash flow activities

The following table summarizes our cash flows for the years ended December 31, 2023 and 2022 (dollars in thousands):

	For the Year Ended December 31,
	2023	2022
Net cash provided by (used in) operating activities	$(2,125)	$1,509
Net cash (used in) investing activities	$(346)	$(19,442)
Net cash provided by financing activities	$8,208	$12,211

Cash flows from operating activities

The cash used in operating activities for the year ended December 31, 2023 was primarily attributable to payments of deferred offering costs and other Merger-related amounts paid and an increase in cash paid for interest as a result of higher rates during the same comparable period.

Cash flows from investing activities

The cash used in investing activities during the year ended December 31, 2023 was primarily attributable to capital expenditures offset by proceeds from the sale of one parking asset in February 2023. The cash used in investing activities during the year ended December 31, 2022 was primarily attributable to routine and strategic capital expenditures and the acquisition of one parking asset in June 2022.

Cash flows from financing activities

The cash provided by financing activities during the year ended December 31, 2023 was primarily attributable to the Merger and the PIPE investment. The proceeds from the Merger were then used to fund the $15.0 million paydown of the Revolving Credit Facility, payment of transaction costs, and pay-off of certain of mortgage loans. The cash provided by financing activities during the year ended December 31, 2022 was primarily attributable to proceeds from the Revolving Credit Facility of $73.7 million partially offset by the repayment of $55.1 million of notes payable and loan fees resulting from the Revolving Credit Facility.

Critical Accounting Estimates

Our accounting estimates have been established in conformity with U.S. GAAP. The preparation of financial statements in conformity with U.S. GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If management’s judgment or interpretation of the facts and circumstances relating to various transactions is different, it is possible that different accounting policies will be applied, or different amounts of assets, liabilities, revenues and expenses will be recorded, resulting in a different presentation of the financial statements or different amounts reported in the financial statements.

Additionally, other companies may utilize different estimates that may impact comparability of our results of operations to those of companies in similar businesses. Below is a discussion of the accounting policies that management considers to be most critical. These policies require complex judgment in their application or estimates about matters that are inherently uncertain.

Merger Accounting

In connection with the Merger, we were required to estimate the fair value of multiple forms of equity. These fair value estimates impacted the allocation and classification of the costs incurred during the Merger.

1,900,000 FWAC Class B ordinary shares that converted to Common Stock are subject to “Earn-Out Shares” under terms outlined in the Second Amended and Restated Sponsor Agreement. The Earn-Out Shares vest if certain milestones related to share price are achieved as further described in Footnote I. Because the shares have voting rights but have contingent vesting conditions, we have included the shares as issued but not outstanding on the face of the Consolidated Balance Sheets. The estimated fair value of the Earn-Out Shares was recorded as approximately $5.8 million as of the Closing Date and is presented as earnout liability on the Consolidated Balance Sheets. We allocated $0.9 million of offering costs to the Earn-Out Shares, which was recorded as part of Organization, offering, and other costs on the Consolidated Statements of Operations. We estimated the fair value of each tranche of shares separately using a Monte Carlo simulation. These estimates require us to make various assumptions about the risk-free rate, expected volatility for each tranche of the Earn-Out Shares, and other items that are unobservable and are considered Level 3 inputs in the fair value hierarchy. Because we are a newly-listed company with limited share activity, we were required to exercise judgment in estimating expected volatility (30.0% to 45.0%) and in selection of comparable companies. The estimated fair value of the Earn-Out shares will continue to impact our financial results each quarter, and changes to our underlying assumption or our performance could result in a material change to our earnings.

As part of accounting for the reverse recapitalization, we evaluated the Series 2 Preferred Stock arrangement using the guidance in ASC 820 and 480. We determined the fair value of the Series 2 Preferred Stock, including the dividends to be paid-in-kind, was $66.7 million ($4.84 per share) at the time of the transaction. We compared the fair value to the implied conversion rate based on a total of 13,787,464 shares of common stock being issued and $4.6 million of dividends paid in kind in return for $46 million in proceeds. As a result, the excess in fair value was treated as non-cash compensation and was recorded as Preferred Series 2 issuance expense on the Consolidated Statements of Operations. A change in our assumptions, such as expected volatility and the discount for lack of marketability, around the valuation of these shares could have resulted in an allocation of offering costs that was recorded as additional paid in capital rather than impacting earnings.

Impairment of Long-Lived Assets

On a quarterly basis, we employ a multi-step approach to assess our real estate assets for possible impairment and record any impairment charges identified. The first step is the identification of potential triggering events, such as declines in NOI and performance compared to internal forecasts. If the results of this first step indicate a triggering event for a property, we proceed to the second step, utilizing an undiscounted cash flow model to identify potential impairment. If the undiscounted cash flows are less than the net book value of the property as of the balance sheet date, we record an impairment charge based on the fair value determined in the third step.

Valuing our investment in real estate assets in both the second and third step of our impairment testing requires us to utilize a significant amount of judgment in the inputs that we select. We select these inputs based on all available evidence and using techniques that are commonly employed by other real estate companies. To estimate fair value we may use internally developed valuation models or independent third-parties where available. In either case, the fair value of real estate may be based on a number of approaches including the income capitalization approach, sales comparable approach or discounted cash flow approach. We utilize market data such as sales price per stall on comparable recent real estate transactions to estimate the fair value of the real estate assets. We also utilize expected net sales proceeds to estimate the fair value of any centers that are actively being marketed for sale.

We believe that our real estate valuation estimates are based on reasonable assumptions. However, the use of inappropriate estimates could result in an incorrect valuation of our real estate properties, which could result in material impairment losses in the future.

Acquisitions

All assets acquired and liabilities assumed in an acquisition of real estate accounted for as a business combination are measured at their acquisition date fair values. For acquisitions of real estate accounted for as an asset acquisition, the fair value of consideration transferred by us (including transaction costs) is allocated to all assets acquired and liabilities assumed on a relative fair value basis.

In making estimates of fair values for purposes of allocating purchase price, we will utilize several sources, including independent appraisals that may be obtained in connection with the acquisition or financing of the respective property and other market data. We will also consider information obtained about each property as a result of the our pre-acquisition due diligence, as well as subsequent marketing and leasing activities, in estimating the fair value of the tangible and intangible assets acquired and intangible liabilities assumed.

We allocate the purchase price of acquired properties to tangible and identifiable intangible assets acquired based on their relative fair values. Tangible assets include land, land improvements, buildings, fixtures and tenant improvements on an as-if vacant basis. We utilize various estimates, processes and information to determine the as-if vacant property value. Estimates of value are made using customary methods, including data from appraisals, comparable sales, discounted cash flow analysis and other methods. Amounts allocated to land, land improvements, buildings and fixtures are based on valuations performed by independent third parties or on our analysis of comparable properties in our portfolio. Identifiable intangible assets include amounts allocated to acquire leases for above- and below-market lease rates, the value of in-place leases, and the value of customer relationships, as applicable. The aggregate value of intangible assets related to in-place leases is primarily the difference between the property valued with existing in-place leases adjusted to market rental rates and the property valued as if vacant. Factors considered in our analysis of the in-place lease intangibles include an estimate of carrying costs during the expected lease-up period for each property, considering current market conditions and costs to execute similar leases. In estimating carrying costs, we will include real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up period. Estimates of costs to execute similar leases including leasing commissions, legal and other related expenses are also utilized.

The value of lease intangibles is amortized to depreciation and amortization expense over the remaining term of the respective lease. If a tenant terminates its lease with us, the unamortized portion of the in-place lease intangibles is recognized over the shortened lease term.

ITEM 7A.             QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 under the Exchange Act and are not required to provide the information otherwise reported under this item.

ITEM 8.                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements, together with the report of our independent registered public accounting firm, appear on pages F-1 though F-27 of this Annual Report.

ITEM 9.                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.             CONTROLS AND PROCEDURES

Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is processed, recorded, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

The Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2023, the end of the period covered by this report. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded, as of that time, the disclosure controls and procedures were not effective due to the material weaknesses in internal control over financial reporting described below. Notwithstanding the identified material weaknesses, management, including our Chief Executive Officer and Chief Financial Officer, believes the consolidated financial statements included in this Annual Report fairly represent, in all material respects, our financial condition, results of operations and cash flows as of and for the periods presented in accordance with U.S. Generally Accepted Accounting Principles.

Previously Disclosed Material Weaknesses

As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022, we identified material weaknesses in our internal control over financial reporting. During fiscal years 2021, 2022 and 2023, the Company began implementing a remediation plan to address the material weaknesses identified as of December 31, 2021. The Company has designed, implemented, and operated controls over user access to certain information systems to ensure adequate restriction of users and privileged access to transaction processing applications. Therefore, management has concluded that this material weakness was remediated as of December 31, 2023. Further, the Company expanded its finance and accounting team, including hiring a number of additional individuals with the requisite technical accounting and finance knowledge and experience to assist with the enhancement and implementation of internal control policies and procedures related to the accounting matters in our business. While progress has been made to enhance our internal control over financial reporting, the root cause of the material weaknesses related to the appropriate review and documentation of controls has not yet been addressed. While the Company has designed, implemented, and operated certain of the necessary controls, we have not been able to consistently document the execution of such controls at an appropriate level of detail and precision.

While we believe that our efforts have improved our internal control over financial reporting and resulted in the remediation of certain of the material weaknesses previously identified, remediation of the remaining material weaknesses existing as of December 31, 2023, as described below will require further validation and testing of design and operating effectiveness over a sustained period of financial reporting cycles.

Additionally, as previously described in Part II, Item 9A of the Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed by FWAC, prior to the Merger, FWAC’s management identified that FWAC’s control around the interpretation and accounting for extinguishment of a significant contingent obligation was not effectively designed or maintained. That material weakness resulted in the restatement of FWAC’s interim financial statements for the quarters ended June 30, 2022, and September 30, 2022. In connection with our evaluation of internal control over financial reporting for the year ended December 31, 2023, management concluded this material weakness was remediated.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for our Company, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting consists of policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) are designed and operated to provide reasonable assurance regarding the reliability of the Company's financial reporting and the Company's process for the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Management has conducted an assessment, including testing, of the effectiveness of our internal control over financial reporting as of December 31, 2023. In making our assessment of internal control over financial reporting, management used the criteria in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management, with the participation of the Chief Executive Officer and Chief Financial Officer, concluded that, as of December 31, 2023, the Company’s internal control over financial reporting was not effective due to the material weaknesses in internal control over financial reporting described below.

Material Weaknesses in Internal Control over Financial Reporting

Management identified material weaknesses in our internal control over financial reporting in connection with our assessment as of and for the year ended December 31, 2023. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

The following control deficiencies constitute material weaknesses, either individually or in the aggregate, relating to: (i) the lack of appropriate segregation of duties within the accounting and finance groups and (ii) the ineffective design, implementation, and operation of controls relevant to the financial reporting process, specifically related to the documentation of the review of controls.

Management’s Remediation Plan

The following remedial actions have been identified and initiated as of December 31, 2023:

●	We will continue to hire and train additional accounting resources that have the requisite levels of experience.
●	We will reallocate responsibilities across the finance organization to allow for the appropriate segregation of duties to be applied.
●	We will re-evaluate the permissions of user roles within our accounting system in order to establish more appropriate segregation of duties.
●	We will continue to enhance our internal control documentation for key controls to ensure the appropriate assignment of preparers and reviewers and the establishment of policies and procedures that would require control performers to document the execution of controls with the appropriate level of precision and supporting evidence.

As we continue to evaluate our internal control over financial reporting, we may determine that additional or different measures to address control deficiencies or modifications to our remediation plan are necessary. The material weaknesses cannot be considered remediated until the applicable controls are fully implemented, have operated for a sufficient period of time and management has concluded that these controls are operating effectively through testing.

Changes in Internal Control Over Financial Reporting

Aside from the above items, there has not been any change in our internal control over financial reporting during the three months ended December 31, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.             OTHER INFORMATION

Insider Trading Arrangements

On December 15, 2023, Manuel Chavez, III, our Chief Executive Officer, entered into a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. The trading plan provides for the purchase of an aggregate of up to 142,000 shares of Common Stock. The trading plan will terminate on September 30, 2024, subject to early termination for certain specified events set forth in the trading plan.

During the fiscal quarter ended December 31, 2023, no other directors or officers (as defined in Rule 16a-1(f) under the Exchange Act)  adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as those terms are defined in Regulation S-K, Item 408.

ITEM 9C.             DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.              DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item will be included in our definitive proxy statement to be filed with the SEC within 120 days after December 31, 2023 in connection with the Company's 2024 Annual Meeting of Stockholders, and is hereby incorporated by reference into this Form 10-K.

ITEM 11.              EXECUTIVE COMPENSATION

The information required by this Item will be included in our definitive proxy statement to be filed with the SEC within 120 days after December 31, 2023 in connection with the Company's 2024 Annual Meeting of Stockholders, and is hereby incorporated by reference into this Form 10-K.

ITEM 12.              SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item will be included in our definitive proxy statement to be filed with the SEC within 120 days after December 31, 2023 in connection with the Company's 2024 Annual Meeting of Stockholders, and is hereby incorporated by reference into this Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item will be included in our definitive proxy statement to be filed with the SEC within 120 days after December 31, 2023 in connection with the Company's 2024 Annual Meeting of Stockholders, and is hereby incorporated by reference into this Form 10-K.

ITEM 14.              PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item will be included in our definitive proxy statement to be filed with the SEC within 120 days after December 31, 2023 in connection with the Company's 2024 Annual Meeting of Stockholders, and is hereby incorporated by reference into this Form 10-K.

PART IV

ITEM 15.              EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Financial Statement Schedules

See the Index to Consolidated Financial Statements on page F-1 of this report.

(b) Exhibits

Exhibit No.	Description of Exhibit	Form	Exhibit of Annex	Filing Date	File Number
2.1†	Agreement and Plan of Merger, dated as of December 13, 2022, by and among FWAC, Merger Sub and Legacy MIC	424B3	A-1	July 11, 2023	333-269231
2.2†	First Amendment to the Agreement and Plan of Merger, dated as of March 23, 2023, by and among FWAC, Merger Sub and Legacy MIC	424B3	A-2	July 11, 2023	333-269231
3.1	Articles of Incorporation of MIC	8-K	3.1	August 31, 2023	001-40415
3.2	Articles of Merger (effecting the change of the name of MIC to “Mobile Infrastructure Corporation”)	8-K	3.2	August 31, 2023	001-40415
3.3	Bylaws of MIC	8-K	3.3	August 31, 2023	001-40415
4.1	Specimen Common Stock Certificate of MIC	S-4/A	4.2	April 11, 2023	333-269231
4.2	Warrant Agreement, dated as of August 25, 2021, by and between Legacy MIC and Color Up, LLC	8-K	10.14	August 31, 2023	000-55760
4.3	Warrant Assumption and Amendment Agreement, dated as of August 25, 2023, by and among Legacy MIC, MIC, and Color Up, LLC	8-K	10.15	August 31, 2023	001-40415
4.4	Amended and Restated Warrant Agreement, dated as of August 29, 2023, by and between MIC and Color Up, LLC	8-K	10.16	August 31, 2023	001-40415
4.6*	Description of Securities
10.1	Amended and Restated Letter Agreement, dated as of May 11, 2023, by and among FWAC, its executive officers, its directors, and the Sponsor	S-4/A	10.1	May 11, 2023	333-269231
10.2	MVP REIT II, Inc. Long-Term Incentive Plan	S-11/A	10.3	September 24, 2015	333-205893
10.3	Loan Agreement, dated as of January 10, 2017, by and between MVP Detroit Center Garage, LLC and Bank of America, N.A.	8-K	10.1	January 12, 2017	333-205893
10.4	Loan Agreement, dated as of November 30, 2018, by and among certain subsidiaries of Legacy MIC named as borrowers party thereto and LoanCore Capital Credit REIT LLC as lender	8-K	10.1	December 6, 2018	000-55760
10-5	Contribution Agreement, dated as of March 29, 2019, and effective as of April 1, 2019, among Legacy MIC, MVP Realty Advisors, LLC, dba The Parking REIT Advisors, Vestin Realty Mortgage I, Inc., Vestin Realty Mortgage II, Inc., and Michael V. Shustek	8-K	2.1	April 3,2019	000-55760
10.6	Services Agreement, dated as of March 29, 2019, by and among Legacy MIC, Mobile Infra Operating Partnership, L.P., Vestin Realty Mortgage I, Inc., Vestin Realty Mortgage II, Inc., MVP Realty Advisors, LLC, dba The Parking REIT Advisors, and Michael V. Shustek	8-K	10.1	April 3, 2019	000-55760
10.7	First Amendment to Loan Agreement, dated as of July 9, 2020, by and among certain subsidiaries of Legacy MIC named as borrowers party thereto and LLC Warehouse V LLC as lender and successor-in-interest to LoanCore Capital Credit REIT LLC	10-Q	10.1	November 16, 2020	000-55760
10.8	Second Amendment to Loan Agreement, dated as of December 8, 2020, by and among certain subsidiaries of Legacy MIC as borrowers party thereto and LLC Warehouse V LLC as lender and successor-in-interest to LoanCore Capital Credit REIT LLC	10-K	10.15	March 31, 2021	000-55760
10.9	Third Amendment to Loan Agreement, dated as of December 8, 2021, by and among Legacy MIC as guarantor, certain subsidiaries of Legacy MIC as borrowers party thereto, and LoanCore 2021-CRE4 Issuer Ltd. as lender and successor-in-interest to LoanCore Capital Credit REIT LLC	10-K	10.14	March 30, 2022	000-55760
10.10	Equity Purchase and Contribution Agreement, dated as of January 8, 2021, by and among Legacy MIC, Mobile Infra Operating Partnership, L.P., Michael V. Shustek, Vestin Realty Mortgage II, Inc., Vestin Realty Mortgage I, Inc., and Color Up, LLC	8-K	10.1	January 14, 2021	000-55760
10.11	Tax Matters Agreement, dated as of August 25, 2021, by and among Legacy MIC, Mobile Infra Operating Partnership, L.P., and each Protected Partner identified as a signatory on Schedule I thereto	8-K	10.1	August 31, 2021	000-55760
10.12	Stockholders Agreement, dated as of August 25, 2021, by and between Legacy MIC and the Investors identified on the signature pages thereto	8-K	10.2	August 31, 2021	000-55760
10.13	Assignment of Claims, Causes of Action, and Proceeds, dated as of August 25, 2021, by Legacy MIC in favor of Michael V. Shustek, MVP Realty Advisors, LLC, Vestin Realty Mortgage I, Inc., Vestin Realty Mortgage II, Inc., and their designees, successors, representatives, heirs, and assigns	8-K	10.3	August 31, 2021	000-55760
10.14	Software License and Development Agreement, dated as of August 25, 2021, by and between Legacy MIC and DIA Land Co., LLC	8-K	10.7	August 31, 2021	000-55760
10.15	First Amendment to Services Agreement, dated as of August 25, 2021, by and among Legacy MIC, MVP REIT II Operating Partnership, L.P., Vestin Realty Mortgage I, Inc., Vestin Realty Mortgage II, Inc., MVP Realty Advisors, LLC, and Michael V. Shustek	8-K	10.8	August 31, 2021	000-55760
10.16	First Amendment to Contribution Agreement, dated as of August 25, 2021, by and among Legacy MIC, Vestin Realty Mortgage I, Inc., Vestin Realty Mortgage II, Inc., MVP Realty Advisors, LLC, and Michael V. Shustek	8-K	10.9	August 31, 2021	000-55760
10.17	Securities Purchase Agreement, dated as of November 2, 2021, by and among Legacy MIC, Mobile Infra Operating Partnership, L.P., and HSCP Strategic III, L.P.	8-K	10.1	November 4, 2021	000-55760
10.18	Class A Unit Agreement, dated as of November 2, 2021, by and between Mobile Infra Operating Partnership, L.P. and HSCP Strategic III, L.P.	8-K	10.2	November 4, 2021	000-55760
10.19	Amended and Restated Registration Rights Agreement, dated as of November 2, 2021, by and among Legacy MIC, Color Up, LLC and HSCP Strategic III, L.P.	8-K	10.3	November 4, 2021	000-55760
10.20	Credit Agreement, dated as of March 29, 2022, by and among Legacy MIC, Mobile Infra Operating Partnership, L.P., certain subsidiaries of Legacy MIC, as borrowers party thereto, KeyBanc Capital Markets and KeyBank, National Association, as administrative agent and lender	8-K	10.1	April 1, 2022	000-55760
10.21	First Amendment to Credit Agreement, dated as of November 17, 2022, by and among Mobile Infra Operating Partnership, L.P., KeyBank National Association, and the other financial institutions party thereto	8-K	10.1	November 22, 2023	000-55760
10.22†	Waiver and Second Amendment to Credit Agreement, dated as of August 25, 2023, by and among Mobile Infra Operating Partnership, L.P., Legacy MIC, each subsidiary of Legacy MIC party thereto, KeyBank National Association, and the other financial institutions party thereto	8-K	10.25	August 31, 2023	001-40415
10.23†*	Third Amendment to Credit Agreement, dated as of March 1, 2024, by and among Mobile Infra Operating Partnership, L.P., Legacy MIC, each subsidiary of Legacy MIC party thereto, KeyBank National Association, and the other financial institutions party thereto	8-K	10.1	March 5, 2024	001-40415
10.24#	Employment Agreement, dated as of August 25, 2021, by and between Legacy MIC and Manuel Chavez	8-K	10.10	August 31, 2021	000-55760
10.25#	Employment Agreement, dated as of August 25, 2021, by and between Legacy MIC and Stephanie Hogue	8-K	10.11	August 31, 2021	000-55760
10.26#	First Amendment to Employment Agreement, dated as of August 23, 2022, by and among Legacy MIC, Mobile Infra Operating Partnership, L.P., and Manuel Chavez	8-K	10.1	August 26, 2022	000-55760
10.27#	First Amendment to Employment Agreement, dated as of August 23, 2022, by and among Legacy MIC, Mobile Infra Operating Partnership, L.P., and Stephanie Hogue	8-K	10.2	August 26, 2022	000-55760
10.28#	Second Amendment to Employment Agreement, dated as of December 13, 2022, by and among Legacy MIC, Mobile Infra Operating Partnership, L.P., and Manuel Chavez	8-K	10.4	December 14, 2022	000-55760
10.29#	Second Amendment to Employment Agreement, dated as of December 13, 2022, by and among Legacy MIC, Mobile Infra Operating Partnership, L.P., and Stephanie Hogue	8-K	10.5	December 14, 2022	000-55760
10.30#	Form of Performance Unit Award Agreement	10-Q	10.1	August 15, 2022	000-55760
10.31#	Form of First Amendment to Performance Unit Agreement	S-4/A	10.39	April 11, 2023	333-269231
10.32#	Form of LTIP Unit Agreement (Director Grants)	10-Q	10.2	August 15, 2022	000-55760
10.33#	Form of LTIP Unit Agreement (Liquidity Event)	8-K	10.3	August 26, 2022	000-55760
10.34#	First Amendment to LTIP Unit Agreement, dated as of December 13, 2022, by and among Legacy MIC, Mobile Infra Operating Partnership, L.P., and Manuel Chavez	8-K	10.6	December 14, 2022	000-55760
10.35#	First Amendment to LTIP Unit Agreement, dated as of December 13, 2022, by and among Legacy MIC, Mobile Infra Operating Partnership, L.P., and Stephanie Hogue	8-K	10.7	December 14, 2023	000-55760
10.36#	Form of First Amendment to LTIP Unit Agreement	S-4/A	10.44	April 11, 2023	333-269231
10.37#	Form of Mobile Infrastructure Corporation and Mobile Infra Operating Company, LLC Performance Unit Award Agreement	S-4/A	10.45	April 11, 2023	333-269231
10.38#	Form of Mobile Infrastructure Corporation and Mobile Infra Operating Company, LLC LTIP Unit Award Agreement	S-4/A	10.46	April 11, 2023	333-269231
10.39#	Mobile Infrastructure Corporation and Mobile Infra Operating Company, LLC 2023 Incentive Award Plan	424B3	N	July 11, 2023	333-269231
10.40	Registration Rights Agreement, dated as of August 25, 2023, by and among MIC, FWAC, the FWAC Sponsor Holders identified on Schedule A thereto, the MIC Holders identified on Scheduled B thereto, and the Preferred Holders identified on Schedule C thereto	8-K	10.42	August 31, 2023	001-40415
10.41	Sponsor Lock-Up Agreement, dated as of December 13, 2022, by and among the Sponsor, FWAC, and Legacy MIC	8-K	10.1	December 14, 2022	001-40415
10.42	Seller Lock-up Agreement, dated as of December 13, 2022, by and among FWAC, Legacy MIC, and certain security holders of Legacy MIC	8-K	10.2	December 14, 2022	001-40415
10.43	Second Amended and Restated Sponsor Agreement, dated as of June 15, 2023, by and among FWAC, Legacy MIC, Sponsor, and certain holders of FWAC Class B Shares	424B3	F	July 11, 2023	333-269231
10.44	Letter Agreement, dated as of August 25, 2023, by and among FWAC, Sponsor, and Legacy MIC	8-K	10.46	August 31, 2023	001-40415
10.45	Form of Preferred Subscription Agreement	424B3	K	July 11, 2023	333-269231
10.46	Support Agreement, dated as of December 13, 2022, by and between FWAC and Color Up, LLC	8-K	10.5	December 14, 2022	001-40415
10.47	Amended and Restated Support Agreement, dated as of March 23, 2023, by and between FWAC and HSCP Strategic III, L.P	8-K	10.1	March 23, 2023	001-40415
10.48	Limited Liability Company Agreement of Mobile Infra Operating Company, LLC	8-K	10.50	August 31, 2023	001-40415
10.49	Form of Indemnification Agreement of MIC	S-4/A	10.60	April 11, 2023	333-269231
21.1	List of subsidiaries of MIC	8-K	21.1	August 31, 2023	001-40415
23.1*	Consent of Deloitte & Touche LLP, independent registered public accounting firm of MIC
31.1*	Certification of Principal Executive Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended
31.2*	Certification of Principal Financial Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended
32*	Certification of Chief Executive Officer and Chief Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended and 18 U.S.C. §1350
97.1*	Policy for the Recovery of Erroneously Awarded Compensation
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Linkbase Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document101.DEF*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed concurrently herewith.
**	Management compensatory agreement
#	Indicates a management or compensatory plan
†

Certain of the exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). The registrant agrees to furnish supplementally a copy of all omitted exhibits and schedules to the SEC upon request.

ITEM 16.              Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Mobile Infrastructure Corporation

By:	/s/ Manuel Chavez
Manuel Chavez
Chief Executive Officer
Date:	March 22, 2024

By:	/s/ Stephanie Hogue
Stephanie Hogue
President and Chief Financial Officer
Date:	March 22, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Manuel Chavez	Chief Executive Officer and Director	March 22, 2024
Manuel Chavez	(Principal Executive Officer)

/s/ Stephanie Hogue	President and Chief Financial Officer	March 22, 2024
Stephanie Hogue	(Principal Financial Officer and Principal Accounting Officer)

/s/ David Garfinkle	Director	March 22, 2024
David Garfinkle

/s/ Brad Greiwe	Director	March 22, 2024
Brad Greiwe

/s/ Danica Holley	Director	March 22, 2024
Danica Holley

/s/ Damon Jones	Director	March 22, 2024
Damon Jones

/s/ Jeffrey B. Osher	Director	March 22, 2024
Jeffrey B. Osher

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Mobile Infrastructure Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Mobile Infrastructure Corporation and subsidiaries (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of operations, changes in equity, and cash flows, for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

Cincinnati, OH

March 22, 2024

We have served as the Company's auditor since 2021.

MOBILE INFRASTRUCTURE CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	As of December 31,
	2023	2022
ASSETS
Investments in real estate
Land and improvements	$161,291	$166,225
Buildings and improvements	260,966	272,605
Construction in progress	273	1,206
Intangible assets	10,187	10,106
	432,717	450,142
Accumulated depreciation and amortization	(29,838)	(31,052)
Total investments in real estate, net	402,879	419,090

Cash	11,134	5,758
Cash – restricted	5,577	5,216
Accounts receivable, net	2,269	1,849
Other assets, net	1,378	1,262
Deferred offering costs	—	2,086
Assets held for sale	—	696
Due from related parties	—	156
Total assets	$423,237	$436,113
LIABILITIES AND EQUITY
Liabilities
Notes payable, net	$134,380	$146,948
Revolving credit facility, net	58,523	72,731
Accounts payable and accrued expenses	14,666	19,484
Accrued preferred distributions	10,464	8,504
Earn-out Liability	1,779	—
Due to related parties	470	470
Liabilities held for sale	—	968
Total liabilities	220,282	249,105

Equity
Mobile Infrastructure Corporation Stockholders’ Equity
Preferred stock Series A, $0.0001 par value, 50,000 shares authorized, 2,812 and 2,862 shares issued and outstanding, with a stated liquidation value of $2,812,000 and $2,862,000 as of December 31, 2023 and December 31, 2022, respectively	—	—
Preferred stock Series 1, $0.0001 par value, 97,000 shares authorized, 36,677 and 39,811 shares issued and outstanding, with a stated liquidation value of $36,677,000 and $39,811,000 as of December 31, 2023 and December 31, 2022, respectively	—	—
Preferred stock Series 2, $0.0001 par value, 60,000 shares authorized, 46,000 shares issued and converted, with a stated liquidation value of zero as of December 31, 2023 and December 31, 2022	—	—
Common stock, $0.0001 par value, 500,000,000 shares authorized, 27,858,539 and 13,089,848 shares issued and outstanding as of December 31, 2023 and December 31, 2022 respectively	2	—
Warrants issued and outstanding – 2,553,192 warrants as of December 31, 2023 and December 31, 2022	3,319	3,319
Additional paid-in capital	240,357	193,176
Accumulated deficit	(134,291)	(109,168)
Total Mobile Infrastructure Corporation Stockholders’ Equity	109,387	87,327
Non-controlling interest	93,568	99,681
Total equity	202,955	187,008
Total liabilities and equity	$423,237	$436,113

The accompanying notes are an integral part of these consolidated financial statements.

MOBILE INFRASTRUCTURE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	For the Years Ended December 31,
	2023	2022
Revenues
Base rental income	$8,165	$8,345
Management income	—	427
Percentage rental income	22,107	20,329
Total revenues	30,272	29,101

Operating Expenses
Property taxes	7,178	6,885
Property operating expense	1,985	2,947
Depreciation and amortization	8,512	8,248
General and administrative	13,160	8,535
Preferred Series 2 - issuance expense	16,101	—
Professional fees	1,724	2,690
Organizational, offering and other costs	2,862	5,592
Impairment	8,982	—
Total operating expenses	60,504	34,897

Other
Interest expense, net	(13,910)	(12,912)
Gain (loss) on sale of real estate	660	(52)
Other income, net	1,179	106
Change in fair value of Earn-out Liability	4,065	—
PPP loan forgiveness	—	328
Total other, net	(8,006)	(12,530)

Net loss	(38,238)	(18,326)
Net loss attributable to non-controlling interest	(13,115)	(10,207)
Net loss attributable to stockholders	$(25,123)	$(8,119)

Preferred stock distributions declared - Series A	(197)	(216)
Preferred stock distributions declared - Series 1	(2,555)	(2,784)
Preferred stock distributions declared - Series 2	(4,600)	—
Net loss attributable to common stockholders	$(32,475)	$(11,119)

Basic and diluted loss per weighted average common share:
Net loss per share attributable to stockholders - basic and diluted	$(2.45)	$(0.85)
Weighted average common shares outstanding, basic and diluted	13,244,388	13,089,848

The accompanying notes are an integral part of these consolidated financial statements.

MOBILE INFRASTRUCTURE CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In thousands)

	Preferred stock		Common stock
						Additional		Non-
	Number of		Number of			Paid-in	Accumulated	controlling
	Shares	Par Value	Shares	Par Value	Warrants	Capital	Deficit	interest	Total
Balance, December 31, 2021 (as previously reported)	42,673	$—	7,762,375	$—	$3,319	$196,176	$(101,049)	$107,378	$205,824
Retroactive application of the recapitalization			5,327,473
Balance, December 31, 2021 (as adjusted)	42,673	$—	13,089,848	$—	$3,319	$196,176	$(101,049)	$107,378	$205,824

Equity-based compensation	—	—	—	—	—	—	—	2,510	2,510
Declared distributions – Series A ($75.00 per share)	—	—	—	—	—	(216)	—	—	(216)
Declared distributions – Series 1 ($70.00 per share)	—	—	—	—	—	(2,784)	—	—	(2,784)
Net loss	—	—	—	—	—	—	(8,119)	(10,207)	(18,326)
Balance, December 31, 2022	42,673	$—	13,089,848	$—	$3,319	$193,176	$(109,168)	$99,681	$187,008

Equity based payments	—	—	—	—	—	19	—	7,465	7,484
Distributions to non-controlling interest holders	—	—	—	—	—	—	—	(463)	(463)
Declared distributions – Series A ($75.00 per share)	—	—	—	—	—	(197)	—	—	(197)
Declared distributions – Series 1 ($70.00 per share)	—	—	—	—	—	(2,555)	—	—	(2,555)
Declared distributions – Series 2 ($0.10) per share)	—	—	—	—	—	(4,600)	—	—	(4,600)
Conversions - Series 1	(3,134)	—	967,346	—	—	778	—	—	778
Conversions - Series A	(50)	—	13,883	—	—	13	—	—	13
Conversions - Series 2	(46,000)	—	13,787,462	2	—	—	—	—	2
Reverse Recapitalization, net of issuance costs	46,000	—	—	—	—	53,723	—	—	53,723
Net income (loss)	—	—	—	—	—	—	(25,123)	(13,115)	(38,238)
Balance, December 31, 2023	39,489	$—	27,858,539	$2	$3,319	$240,357	$(134,291)	$93,568	$202,955

The accompanying notes are an integral part of these consolidated financial statements.

MOBILE INFRASTRUCTURE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Years Ended December 31
	2023	2022
Cash flows from operating activities:
Net Loss	$(38,238)	$(18,326)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization expense	8,512	8,248
Amortization of loan costs	1,236	1,733
Loss on extinguishment of debt	105	—
Gain on settlement of indemnification liability	(1,155)	—
PPP loan forgiveness	—	(328)
Loss on interest rate cap	151	—
(Gain)/Loss on sale of real estate	(660)	52
Equity based payment	7,484	2,510
Impairment	8,982	—
Issuance of Preferred Series 2 Stock	16,101	—
Change in fair value of Earn-out liability	(4,065)	—
Changes in operating assets and liabilities
Due to and from related parties	156	470
Accounts payable and accrued expenses	2,687	7,100
Deferred offering costs	(3,022)	(2,086)
Other assets, net	(101)	(267)
Deferred revenue	122	221
Accounts receivable	(420)	2,182
Net cash provided by (used in) operating activities	(2,125)	1,509
Cash flows from investing activities:
Capital expenditures	(1,821)	(2,408)
Capitalized technology	—	(171)
Purchase of investment in real estate	—	(17,513)
Proceeds from sale of investment in real estate	1,475	650
Net cash (used in) investing activities	(346)	(19,442)
Cash flows from financing activities
Proceeds from line of credit	—	73,700
Payments on notes payable	(14,085)	(58,755)
Payments on line of credit	(15,000)	—
Proceeds from reverse recap, net of payment of equity issuance costs	38,866	—
Payment of transaction costs for reverse recapitalization	(905)	—
Payment on interest rate cap	(205)	—
Distributions to non-controlling interest holders	(463)	—
Loan fees	—	(2,734)
Net cash provided by financing activities	8,208	12,211
Net change in cash, cash equivalents and restricted cash	5,737	(5,722)
Cash, cash equivalents and restricted cash, beginning of period	10,974	16,696
Cash, cash equivalents and restricted cash, end of period	$16,711	$10,974

Reconciliation of Cash, Cash Equivalents and Restricted Cash:
Cash, cash equivalents at beginning of period	5,758	11,805
Restricted cash at beginning of period	5,216	4,891
Cash, cash equivalents and restricted at beginning of period	$10,974	$16,696

Cash and cash equivalents at end of period	11,134	5,758
Restricted cash at end of period	5,577	5,216
Cash, cash equivalents and restricted at end of period	$16,711	$10,974

Supplemental disclosures of cash flow information:
Interest Paid	$12,740	$10,613
Non-cash investing and financing activities:
Dividends declared not yet paid	$2,752	$3,000
Distributions paid in common stock	$791	$—
Distributions paid-in-kind - Series 2	$4,600	$—
Accrued capital expenditures	$647	$1,371

The accompanying notes are an integral part of these consolidated financial statements.

MOBILE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023

Note A — Organization and Business Operations

Mobile Infrastructure Corporation (formerly known as Fifth Wall Acquisition Corp. III or “FWAC”) is a Maryland corporation. We focus on acquiring, owning and leasing parking facilities and related infrastructure, including parking lots, parking garages and other parking structures throughout the United States. We target both parking garage and surface lot properties primarily in the top 50 U.S. Metropolitan Statistical Areas, with proximity to key demand drivers, such as commerce, events and venues, government and institutions, hospitality and multifamily central business districts. As of December 31, 2023, we own 43 parking facilities in 21 separate markets throughout the United States, with a total of approximately 15,700 parking spaces and approximately 5.4 million square feet. We also own approximately 0.2 million square feet of retail/commercial space adjacent to its parking facilities.

FWAC was a blank check, Cayman Islands exempted company, incorporated on February 19, 2021 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more business entities.

On August 25, 2023 (the “Closing Date”), we consummated the transactions contemplated by the Agreement and Plan of Merger (the “Merger”), as amended by the First Amendment to the Agreement and Plan of Merger, by and among FWAC, Queen Merger Corp. I, a Maryland corporation and wholly-owned subsidiary of FWAC, and Legacy MIC. As part of the Merger, FWAC was converted to a Maryland corporation and changed its name to Mobile Infrastructure Corporation. Unless otherwise indicated, references in this Annual Report on Form 10-K to “MIC,” “we,” “us,” “our,” and the “Company” refer to Mobile Infrastructure Corporation and its consolidated subsidiaries prior to the closing of the Merger and to Mobile Infrastructure Corporation (f/k/a Fifth Wall Acquisition Corp. III) and its consolidated subsidiaries following the closing of the Merger, as the context requires. References in this Annual Report on Form 10-K to “Legacy MIC” refer to Mobile Infrastructure Corporation and its consolidated subsidiaries prior to the closing of the Merger. References in this Annual Report on Form 10-K to “FWAC” refer to Fifth Wall Acquisition Corp. III.

In connection with the Merger, Mobile Infra Operating Partnership, L.P., a Maryland limited partnership (the “Operating Partnership”), converted from a Maryland limited partnership to a Delaware limited liability company, Mobile Infra Operating Company, LLC (following the conversion, the “Operating Company”). In connection with the conversion, each outstanding unit of partnership interest of the Operating Partnership was converted automatically, on a one-for-one basis, into an equal number of identical membership units of the Operating Company. The Company is a member of the Operating Company and owns substantially all of its assets and conducts substantially all of its operations through the Operating Company. The Operating Company is managed by a board of directors, one appointed by the Company and one appointed by the other members of the Operating Company. Currently, the two directors of the Operating Company are Manuel Chavez, III, our Chief Executive Officer and a director, and Stephanie Hogue, our President, Chief Financial Officer and a director. The Company owns approximately 51.0% of the Common Units of the Operating Company. Color Up, LLC, a Delaware limited liability company (“Color Up”) and HSCP Strategic III, LP, a Delaware limited partnership (“HS3”), are also members of the Operating Company and own approximately 39.5% and 9.5%, respectively, of the outstanding Common Units. Color Up is our largest stockholder and is controlled by Mr. Chavez, Ms. Hogue and, Jeffrey Osher, a director of the Company. HS3 is controlled by Mr. Osher.

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

Additionally, on June 15, 2023, HS3, Harvest Small Cap Partners, L.P. and Harvest Small Cap Partners Master, Ltd., entities controlled by Mr. Osher, and Bombe-MIC Pref, LLC, an entity controlled by Mr. Chavez and of which Ms. Hogue is a member, (collectively, the “Preferred PIPE Investors”), each entered into a Preferred Subscription Agreement with FWAC pursuant to which, among other things, the Preferred PIPE Investors agreed to subscribe for and purchase, and FWAC agreed to issue and sell to the Preferred PIPE Investors, a total of 46,000 shares of Series 2 Convertible Preferred Stock of the Company, par value $0.0001 per share (the “Series 2 Preferred Stock”), at $1,000 per share for an aggregate purchase price of $46 million (the “Preferred PIPE Financing”). Pursuant to the terms and conditions of the Preferred Subscription Agreement, on  December 31, 2023, the Series 2 Preferred Stock converted into 13,787,462 shares of our common stock, inclusive of 1,253,404 shares of our common stock issued as dividends to the Preferred PIPE Investors.

On May 27, 2022, the Company entered into an Agreement and Plan of Merger (the “MIT Merger Agreement”) by and between the Company and Mobile Infrastructure Trust, a Maryland real estate investment trust (“MIT”), which is 100% owned by Bombe Asset Management LLC (“Bombe”), an Ohio limited liability company owned by Mr. Chavez and Ms. Hogue. Pursuant to the terms of the MIT Merger Agreement, the Company would merge with and into MIT, with MIT continuing as the surviving entity resulting from the transaction. Prior to and as a condition to the merger with MIT, MIT expected to undertake an initial public offering (the “MIT IPO”) of its common shares of beneficial interest. Also, in  March 2022, the Company had entered into an agreement with MIT, requiring the Company to be allocated, bear and (where practicable) pay directly certain costs and expenses related to the merger with MIT and the MIT IPO.

In connection with the execution of the Merger Agreement with FWAC, the MIT Merger Agreement and the cost allocation agreement with MIT were terminated.

During the year ended December 31, 2022, the Company incurred costs of approximately $4.6 million pursuant to the cost allocation agreement with MIT. Such amounts are included in organizational, offering and other costs on the Consolidated Statements of Operations.

Accounting Treatment of the Merger and Retroactive Equity Application

Legacy MIC determined that it was the accounting acquirer in the Merger based on an analysis of the criteria outlined in Accounting Standards Codification (“ASC”) 805, Business Combinations. The Merger was accounted for as a reverse recapitalization, in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). The identification of Legacy MIC as the accounting acquirer was based primarily on evaluation of the following facts and circumstances:

●	The business affairs of the Company are controlled by the Board consisting of eight individuals, seven of whom were board members of Legacy MIC and one designated by FWAC (the Board has subsequently reduced to seven individuals);
●	The management of the Company is led by Legacy MIC’s Chief Executive Officer, Manuel Chavez, III, and President and Chief Financial Officer, Stephanie Hogue; and
●	Legacy MIC was significantly larger than FWAC in terms of revenue, total assets (excluding cash) and employees.

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

In accordance with guidance applicable to these circumstances, the equity structure has been retroactively recast in all comparative periods up to the Closing Date, to reflect the equivalent number of shares of our common stock based on the exchange ratio of 1.5 established in the Merger.

Note B — Summary of Significant Accounting Policies

Basis of Accounting

Our consolidated financial statements are prepared on the accrual basis of accounting and in accordance with principles generally accepted in the United States of America (“GAAP”) for financial information as contained in the Financial Accounting Standards Board (“FASB”) ASC, and in conjunction with rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, all normal recurring adjustments considered necessary to give a fair presentation of operating results for the periods presented have been included. Certain prior period amounts have been reclassified to conform to the current period presentation. There was no impact to our financial position as a result of any reclassification.

Going Concern

Going Concern—The accompanying consolidated financial statements are prepared in accordance with GAAP applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The going concern basis assumes that the Company will be able to meet its obligations and continue its operations one year from the date of the issuance of the Annual Report, which is dependent upon the Company’s ability to effectively implement plans related to the secured debt that matures within one year after the date of the issuance of the Annual Report.

The Company has incurred net losses since its inception and anticipates net losses for the near future. As of December 31, 2023, the Company has $96.3 million of debt due within twelve months.  In February 2024, the Company refinanced $5.5 million of notes payable maturing in March 2024 with a new maturity date of March 1, 2029.  After the completion of these refinancing transactions, the Company has $90.8 million of debt maturing within twelve months of the date of the issuance of the Annual Report which is comprised of $58.7 million related to the Revolving Credit Facility and $32.1 million of notes payable.

The Company is currently analyzing financial and strategic alternatives in order to satisfy these debt maturities. While there can be no assurance that the Company will satisfy the debt prior to or at maturity, management has determined it is probable that it will be able to address these maturities by (i) refinancing the Revolving Credit facility or executing extension options through June 2025 made available under the Third Amendment to the Credit Agreement effective March 1, 2024 and (ii) refinancing the notes payable and/or selling the real estate investments and utilizing the sales proceeds to satisfy the related notes payable. As such the Company has concluded that these plans alleviate substantial doubt about the Company’s ability to continue as a going concern.

Consolidation

The consolidated financial statements include the accounts of the Company, the Operating Company, each of their wholly owned subsidiaries, and all other entities in which we have a controlling financial interest. For entities that meet the definition of a variable interest entity (“VIE”), we consolidate those entities when we are the primary beneficiary of the entity. We are determined to be the primary beneficiary when we possess both the power to direct activities that most significantly impact the economic performance of the VIE and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. We continually evaluate whether we qualify as the primary beneficiary and reconsider our determination of whether an entity is a VIE upon reconsideration events. All intercompany activity is eliminated in consolidation.

Noncontrolling interests on our Consolidated Balance Sheets represent the portion of equity that we do not own in the entities we consolidate. Net income or loss attributable to non-controlling interest in our Consolidated Statements of Operations represents our partners’ share of net income or loss that is generally allocated on a pro-rata basis based on ownership percentage.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Management makes significant estimates regarding stock issuance, equity compensation, asset impairment, and purchase price allocations to record investments in real estate, as applicable.

Concentration

We had fourteen and fifteen parking operators during the years ended  December 31, 2023 and 2022, respectively. One tenant/operator, SP + Corporation (Nasdaq: SP) (“SP+”), represented 61.3% and 60.5% of our revenue, excluding commercial revenue, for the years ended December 31, 2023 and 2022, respectively. Premier Parking Service, LLC represented 12.1% and 12.4% of our revenue, excluding commercial revenue, for the years ended  December 31, 2023 and 2022, respectively.

In addition, we had concentrations in Cincinnati (19.4% and 19.2%), Detroit (10.3% and 12.5%), and Chicago (9.1% and 8.7%) based on gross book value of real estate as of  December 31, 2023 and 2022, respectively.

As of  December 31, 2023 and 2022, 60.1% and 59.2% of our outstanding accounts receivable balance, respectively, was with SP+.

Acquisitions

All assets acquired and liabilities assumed in an acquisition of real estate accounted for as a business combination are measured at their acquisition date fair values. For acquisitions of real estate accounted for as an asset acquisition, the fair value of consideration transferred by us (including transaction costs) is allocated to all assets acquired and liabilities assumed on a relative fair value basis.

In making estimates of fair values for purposes of allocating purchase price, we will utilize several sources, including independent third-party valuations that may be obtained in connection with the acquisition or financing of the respective property and other market data. We will also consider information obtained about each property as a result of our pre-acquisition due diligence, as well as subsequent marketing and leasing activities, in estimating the fair value of the tangible and intangible assets acquired and intangible liabilities assumed.

We allocate the purchase price of acquired properties to tangible and identifiable intangible assets acquired based on their relative fair values. Tangible assets include land, land improvements, buildings, fixtures and tenant improvements on an as-if vacant basis. We utilize various estimates, processes and information to determine the as-if vacant property value. Estimates of value are made using customary methods, including data from appraisals, comparable sales, discounted cash flow analysis and other methods. Amounts allocated to land, land improvements, buildings and fixtures are based on valuations performed by independent third parties or on our analysis of comparable properties in our portfolio. Identifiable intangible assets include amounts allocated to acquire leases for above- and below-market lease rates, the value of in-place leases, and the value of customer relationships, as applicable. The aggregate value of intangible assets related to in-place leases is primarily the difference between the property valued with existing in-place leases adjusted to market rental rates and the property valued as if vacant. In our analysis of the in-place lease intangibles, we consider multiple factors, including an estimate of carrying costs during the expected lease-up period for each property, current market conditions and costs to execute similar leases. In estimating carrying costs, we will include real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up period. Estimates of costs to execute similar leases including leasing commissions, legal and other related expenses are also utilized.

The value of lease intangibles is amortized to Depreciation and Amortization in our Consolidated Statements of Operations over the remaining term of the respective lease. If a tenant terminates its lease with us, the unamortized portion of any lease intangible is recognized over the shortened lease term.

Impairment of Long-Lived Assets

On a quarterly basis, we employ a multi-step approach to assess our real estate assets for possible impairment and record any impairment charges identified. The first step is the identification of potential triggering events, such as declines in net operating income (“NOI”) and performance compared to internal forecasts. If the results of this first step indicate a triggering event for a property, we proceed to the second step, utilizing an undiscounted cash flow model to identify potential impairment. If the undiscounted cash flows are less than the net book value of the property as of the balance sheet date, we record an impairment charge based on the fair value determined in the third step. In performing the third step, we utilize market data such as sales price per stall on comparable recent real estate transactions to estimate the fair value of the real estate assets. We also utilize expected net sales proceeds to estimate the fair value of any centers that are actively being marketed for sale. See Note O for additional discussion regarding impairment of long-lived assets.

At least annually, we review indefinite-lived intangible assets for indicators of impairment. We first evaluate qualitative factors to determine if it is more likely than not that the carrying value of an indefinite-lived intangible asset exceeds its estimated fair value. Such qualitative factors include the impact of macroeconomic conditions, changes in the industry or market, cost factors, and financial performance. If we then conclude that impairment exists, we will recognize a charge to earnings representing the difference between the carrying amount and the estimated fair value of the indefinite-lived intangible asset.

Cash, Cash Equivalents and Restricted Cash

We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents may include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value and may consist of investments in money market accounts and money market funds. Balances of cash and cash equivalents held at financial institutions may, at times, be in excess of the Federal Deposit Insurance Corporation (FDIC) insurance limit. We mitigate credit risk by placing cash and cash equivalents with major financial institutions.

Restricted cash primarily consists of escrowed tenant improvement funds, real estate taxes, capital improvement funds, insurance premiums and other amounts required to be escrowed pursuant to loan agreements.

Leases

The majority of our revenue is rental income derived from leases of our real estate assets. We account for our leases in accordance with ASC Topic 842, Leases (“ASC 842”). The majority of our leases are structured such that tenants pay base rent and percentage rent in an amount equal to a designated percentage of the amount by which gross revenues at the property during any lease year exceed a negotiated base amount; tenants are also financially responsible for all, or substantially all, property-level operating and maintenance expenses, subject to certain exceptions. We negotiate base rent, percentage rent and the base amount used in the calculation of percentage rent with the applicable tenant based on economic factors applicable to the particular parking facility and geographic market. In general, we expect that the rent received from tenants will constitute the majority of the gross receipts generated at such parking facility above the applicable negotiated threshold.

A lease is determined to be an operating, sales-type, or direct financing lease using the criteria established in ASC 842. Leases will be considered either sales-type or direct financing leases if any of the following criteria are met:

•	if the lease transfers ownership of the underlying asset to the lessee by the end of the term;
•	if the lease grants the lessee an option to purchase the underlying asset that is reasonably certain to be exercised;
•	if the lease term is for the major part of the remaining economic life of the underlying asset; or
•	if the present value of the sum of the lease payments and any residual value guaranteed by the lessee equals or exceeds substantially all of the fair value of the underlying asset.

If none of the criteria listed above are met, the lease is classified as an operating lease. Currently, all of our leases are classified as operating leases.

Certain of our lease agreements provide for tenant reimbursements of property taxes and other operating expenses that are variable depending upon the applicable expenses incurred. These reimbursements are accrued as Base Rental Income in our Consolidated Statements of Operations in the period in which the applicable expenses are incurred. Certain assumptions and judgments are made in estimating the reimbursements at the end of each reporting period. We do not expect the actual results to materially differ from the estimated reimbursements.

Lease receivables are reviewed each reporting period to determine whether or not it is probable that we will realize substantially all lease payments from our tenants. If we determine it is not probable that we will collect substantially all of the remaining lease payments from a tenant, revenue for that tenant is recorded on a cash basis. Future rental income for that tenant will then be recognized on a cash basis, including any amounts relating to tenant reimbursement of expenses and receivables related to straight-line rent. We will resume recording lease income on an accrual basis for cash-basis tenants once we believe the collection of rent for the remaining lease term is probable, which will generally be after a period of regular payments. Under ASC 842, the aforementioned adjustments as well as any reserve for disputed charges are recorded as a reduction of Base Rental Income on the Consolidated Statements of Operations. Additionally, we may record a general reserve based on a review of operating lease receivables at a company level to ensure they are properly valued based on analysis of historical bad debt, outstanding balances, and the current economic climate. Receivables on our Consolidated Balance Sheets exclude amounts removed related to tenants considered to be non-creditworthy, which were not material as of  December 31, 2023 and 2022.

Investments in Real Estate

Investments in real estate are recorded at cost. Improvements and replacements are capitalized when they extend the useful life of the asset. Costs of repairs and maintenance are expensed as incurred. Depreciation is recognized on a straight-line method over the estimated useful lives of each asset type. We periodically assess the reasonableness of useful lives which generally have the following lives, by asset class: up to 40 years for buildings, 15 years for land improvements, five years for fixtures and the shorter of the useful life or the remaining lease term for tenant improvements and leasehold interests, generally one to 20 years.

Stock-Based Compensation

Stock-based compensation for equity awards is based on the grant date fair value of the equity awards and is recognized as General and Administrative in our Consolidated Statements of Operations over the requisite service or performance period. Forfeitures are recognized as incurred. Certain equity awards are subject to vesting based upon the satisfaction of various service, market, or performance conditions. Fair value for our performance-based awards is calculated using the Monte Carlo method, which is intended to estimate the fair value of the awards using dividend yields, expected volatilities that are primarily based on available implied data and peer group companies’ historical data, and post-vesting restriction periods.

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and net operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date. Valuation allowances are established when management determines that it is more likely than not that all or some portion of the deferred tax asset will not be realized. A full valuation allowance has been recorded for deferred tax assets due to our history of taxable losses.

We use a two-step approach to recognize and measure uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolutions of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more likely than not of being realized upon ultimate settlement. We believe that our income tax filing positions and deductions would be sustained upon examination; thus, we have not recorded any uncertain tax positions as of December 31, 2023 and 2022.

Reportable Segments

Our principal business is the ownership, operation and management of parking facilities at a consolidated level. We do not distinguish our principal business, or group our operations, by geography or size for purposes of measuring performance. Accordingly, we have presented our results as a single reportable segment.

Recently Issued Accounting Standards

The following table provides a brief description of recent accounting pronouncements that could have a material effect on our consolidated financial statements:

Standard	Description	Planned Date of Adoption	Effect on Financial Statements or Other Significant Matters
ASU 2023-07—Segment Reporting (TOPIC 280): Improvements to Reportable Segment Disclosures

The amendments improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. In addition, the amendments enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, provide new segment disclosure requirements for entities with a single reportable segment, and contain other disclosure requirements.

		December 31, 2024	We are currently evaluating the impact the adoption of this standard will have on our consolidated financial statements.
ASU 2023-09—Income Taxes (TOPIC 740): Improvements to Income Tax Disclosures	The amendments require additional categories within the tax rate reconciliation and provide additional information on reconciling items that are 5% or more.	December 31, 2024	We are currently evaluating the impact the adoption of this standard will have on our disclosures.

Note C – Reverse Recapitalization

As described in Note A, the Merger closed on August 25, 2023. In connection with the Merger:

●	holders of an aggregate of 27,080,715 FWAC Class A Shares, representing 95.3% of FWAC’s Class A Shares, exercised their right to redeem their shares for cash for an aggregate redemption amount of $279,018,123;
●	Fifth Wall Acquisition Sponsor III LLC, a Cayman Islands limited liability company (the “Sponsor”), forfeited 4,855,000 FWAC Class B Shares held by the Sponsor immediately prior to the Closing for no consideration;
●	46,000 shares of Series 2 Preferred Stock were issued in connection with the Preferred PIPE Financing at a purchase price of $1,000 per share for an aggregate purchase price of $46,000,000;
●	each then issued and outstanding Class A Share and Class B Share of FWAC was converted, on a one-for-one basis, into one share of the Company’s common stock;
●	each then issued and outstanding share of Legacy MIC common stock was converted into 1.5 shares of the Company’s common stock;
●	each share of Legacy MIC Series 1 Preferred Stock and Legacy MIC Series A Preferred Stock issued and outstanding was converted into one share of Series 1 Preferred Stock and Series A Preferred Stock, as applicable;
●	the outstanding common stock warrant of Legacy MIC to purchase shares of Legacy MIC common stock at an exercise price of $11.75 per share became a warrant to purchase 2,553,192 shares of common stock of the Company at an exercise price of $7.83 per share; and
●	in connection with the conversion of the Operating Partnership into the Operating Company, each outstanding unit of partnership interest of the Operating Partnership converted automatically, on a one-for-one basis, into an equal number of identical membership units of the Operating Company.

Following the completion of the Merger, the Company had the following outstanding securities:

●	13,089,848 shares of the Company’s common stock;
●	39,811 shares of Series 1 Preferred Stock;
●	2,862 shares of Series A Preferred Stock;
●	46,000 shares of Series 2 Preferred Stock; and
●	a warrant to purchase 2,553,192 shares of the Company’s common stock at an exercise price of $7.83 per share.

Following the completion of the Merger and after giving effect to the cashless conversion of 638,298 Class A Units into 156,138 Common Units by HS3 on August 29, 2023, the Operating Company had the following outstanding securities

●	27,041,813 Common Units outstanding, 13,089,848 of which are owned by the Company, representing approximately 48.4% of the outstanding Common Units;
●	2,250,000 Performance Units; and
●	660,329 LTIP Units.

The following table reconciles the elements of the Merger to the consolidated statements of cash flows and the consolidated statement of changes in stockholder's equity/(deficit) for the twelve months ended December 31, 2023 (in thousands):

Fair value of Series 2 Preferred Stock	$66,700
Common stock issued in exchange for FWAC Class A and B	4,552
Less: Fair value of Earn-Out Shares issued	(5,844)
Less: Equity-allocated offering costs	(11,685)
Impact to Addition-Paid in Capital	53,723
Less: Non-cash Preferred Series 2 issuance expense	(16,101)
Earn-Out liability recognized	5,844
Less: Series 2 Preferred Stock dividend paid-in-kind recognized	(4,600)
Net cash proceeds	$38,866

1,900,000 FWAC Class B Shares that converted to the Company’s common stock are subject to an earn-out structure (the “Earn-Out Shares”) under terms outlined in the Second Amended and Restated Sponsor Agreement. The Earn-Out Shares vest if certain milestones related to share price are achieved as further described in Footnote I. Because the shares have voting rights but have contingent vesting conditions, we have included the shares as issued but not outstanding on the face of the Consolidated Balance Sheets. The estimated fair value of the Earn-Out Shares was recorded as approximately $5.8 million as of the Closing Date and is presented as earnout liability on the Consolidated Balance Sheets. We will estimate the fair value of this liability at each reporting date during the contingency period and record any changes to our Consolidated Statement of Operations. See Footnote O for additional fair value discussion. We allocated $0.9 million of offering costs to the Earn-Out Shares, which was recorded as part of Organization, Offering, and Other Costs on the Consolidated Statements of Operations.

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

Note D— Acquisitions and Dispositions of Investments in Real Estate

2023

In February 2023, we sold a parking lot located in Wildwood, New Jersey for $1.5 million, resulting in a gain on sale of real estate of approximately $0.7 million. We received net proceeds of approximately $0.3 million after the repayment of the outstanding mortgage loan, interest and transaction costs.

In February 2024, we disposed of our Cincinnati Race Street location for $3.15 million. As part of the agreement, we entered into a financing arrangement with the buyer. Under the terms of the financing arrangement, the buyer will pay interest of 8% on a $3.15 million dollar note for a term of 24 months, at which time the principal amount of the loan will be due.

2022

The following table is a summary of the one parking asset acquisition completed during the year ended December 31, 2022 (dollars in thousands).

		Date	Property	#	Size /	Commercial	Purchase
Property	Location	Acquired	Type	Spaces	Acreage	Sq. Ft.	Price
222 Sheridan Bricktown Garage LLC	Oklahoma City, OK	6/7/2022	Garage	555	0.64	15,628	$17,513

The following table is a summary of the allocated acquisition value of the property acquired during the year ended December 31, 2022 (dollars in thousands).

	Land and	Building and	In-Place Lease	Total assets
	Improvements	improvements	Value	acquired
222 Sheridan Bricktown Garage LLC	$1,314	$16,020	$179	$17,513

In September 2022, we sold a parking lot located in Canton, Ohio for $0.7 million, resulting in a loss on sale of real estate of approximately $0.1 million. We received net proceeds of approximately $0.1 million after the repayment of the outstanding mortgage loan, interest and transaction costs.

Note E — Intangible Assets

Intangible assets and related accumulated amortization consisted of the following for the years ended December 31, 2023 and 2022 (dollars in thousands):

	2023		2022
	Gross carrying	Accumulated	Gross carrying	Accumulated
	amount	amortization	amount	amortization
Acquired in-place leases	$2,443	$1,845	$2,564	$1,621
Lease commissions	182	136	165	106
Indefinite lived contract	3,160	—	3,160	—
Acquired technology and other	4,402	1,009	4,217	561
Total intangible assets	$10,187	$2,990	$10,106	$2,288

Amortization of the in-place lease value, lease commissions and acquired technology are included in Depreciation and Amortization in our Consolidated Statements of Operations. Amortization expense associated with intangible assets totaled $0.8 million for the years ended December 31, 2023 and 2022.

Estimated future amortization of intangible assets as of  December 31, 2023 for each of the next five years is as follows (dollars in thousands):

	Acquired in-place leases	Lease commissions	Acquired Technology
2024	$291	$23	$481
2025	181	12	481
2026	102	7	481
2027	24	4	452
2028	—	—	434
Thereafter	—	—	1,064

Note F — Notes Payable

As of December 31, 2023 and 2022, the principal balances on notes payable are as follows (dollars in thousands):

	Original Debt	Monthly	Balance as		Term		Interest	Loan
Loan	Amount	Payment	of 12/31/23	Lender	(in Years)		Rate	Maturity
MVP Memphis Poplar (3)	$1,800	I/O	$1,800	LoanCore	5		5.38%	3/6/2024
MVP St. Louis (3)	$3,700	I/O	$3,700	LoanCore	5		5.38%	3/6/2024
Mabley Place Garage, LLC	$9,000	$44	$7,428	Barclays	10		4.25%	12/6/2024
322 Streeter Holdco LLC	$25,900	$130	$24,672	American National Insurance Co.	5	*	3.50%	3/1/2025
MVP Houston Saks Garage, LLC	$3,650	$20	$2,851	Barclays Bank PLC	10		4.25%	8/6/2025
Minneapolis City Parking, LLC	$5,250	$29	$4,223	American National Insurance, of NY	10		4.50%	5/1/2026
MVP Bridgeport Fairfield Garage, LLC	$4,400	$23	$3,531	FBL Financial Group, Inc.	10		4.00%	8/1/2026
West 9th Properties II, LLC	$5,300	$30	$4,343	American National Insurance Co.	10		4.50%	11/1/2026
MVP Fort Worth Taylor, LLC	$13,150	$73	$10,807	American National Insurance, of NY	10		4.50%	12/1/2026
MVP Detroit Center Garage, LLC	$31,500	$194	$26,759	Bank of America	10		5.52%	2/1/2027
St. Paul Holiday Garage, LLC (1)	$4,132	$24	$3,714	KeyBank	10	*	4.90%	5/1/2027
MVP St. Louis Washington, LLC (1)	$1,380	$8	$1,241	KeyBank	10	*	4.90%	5/1/2027
Cleveland Lincoln Garage, LLC (1)	$3,999	$23	$3,594	KeyBank	10	*	4.90%	5/1/2027
MVP Denver Sherman, LLC (1)	$286	$2	$257	KeyBank	10	*	4.90%	5/1/2027
MVP Milwaukee Arena Lot, LLC (1)	$2,142	$12	$1,925	KeyBank	10	*	4.90%	5/1/2027
MVP Denver 1935 Sherman, LLC (1)	$762	$4	$684	KeyBank	10	*	4.90%	5/1/2027
MVP Louisville Broadway Station, LLC (2)	$1,682	I/O	$1,682	Cantor Commercial Real Estate	10	**	5.03%	5/6/2027
MVP Whitefront Garage, LLC (2)	$6,454	I/O	$6,454	Cantor Commercial Real Estate	10	**	5.03%	5/6/2027
MVP Houston Preston Lot, LLC (2)	$1,627	I/O	$1,627	Cantor Commercial Real Estate	10	**	5.03%	5/6/2027
MVP Houston San Jacinto Lot, LLC (2)	$1,820	I/O	$1,820	Cantor Commercial Real Estate	10	**	5.03%	5/6/2027
St. Louis Broadway, LLC (2)	$1,671	I/O	$1,671	Cantor Commercial Real Estate	10	**	5.03%	5/6/2027
St. Louis Seventh & Cerre, LLC (2)	$2,057	I/O	$2,057	Cantor Commercial Real Estate	10	**	5.03%	5/6/2027
MVP Indianapolis Meridian Lot, LLC (2)	$938	I/O	$938	Cantor Commercial Real Estate	10	**	5.03%	5/6/2027
St Louis Cardinal Lot DST, LLC	$6,000	I/O	$6,000	Cantor Commercial Real Estate	10		5.25%	5/31/2027
MVP Preferred Parking, LLC	$11,330	$66	$11,028	Key Bank	10	**	5.02%	8/1/2027
Less unamortized loan issuance costs			$(426)
			$134,380

(1)	We issued a promissory note to KeyBank for $12.7 million secured by the pool of properties.

(2)	We issued a promissory note to Cantor Commercial Real Estate Lending, L.P. (“CCRE”) for $16.25 million secured by the pool of properties.
(3)	The loan is secured by a Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing on each of the properties owned by MVP St. Louis 2013 and MVP Memphis Poplar.

* 2 Year Interest Only

** 10 Year Interest Only

I/O - Interest Only

In September 2023, we paid five notes in full with Vestin Realty Mortgage II, Inc. in the amount of approximately $9.9 million. In February 2024, we refinanced the note payable for MVP St. Louis 2013 and MVP Memphis Poplar with a ten year, $5.9 million note payable with an interest rate of 7.94%.

Reserve funds are generally required for repairs and replacements, real estate taxes, and insurance premiums.  Some notes contain various terms and conditions including debt service coverage ratios and debt yield limits. As of  December 31, 2023, borrowers for two of the Company’s loans totaling $38.2 million, failed to meet certain loan covenants. As a result, we are subject to additional cash management procedures, which resulted in approximately $0.8 million of restricted cash as of December 31, 2023. In order to exit cash management, certain debt service coverage ratios or debt yield tests must be exceeded for two consecutive quarters to return to less restrictive cash management procedures.

As of December 31, 2023, future principal payments on notes payable are as follows (dollars in thousands):

2024	$10,564
2025	29,166
2026	22,789
2027	67,084
Thereafter	5,603
Total	$135,206

Note G — Revolving Credit Facility and Interest Rate Cap

Revolving Credit Facility

In  March 2022, we entered into a Credit Agreement (the “Credit Agreement”) with KeyBank Capital Markets, as lead arranger, and KeyBank, National Association, as administrative agent. The Credit Agreement refinanced our then-current loan agreements for certain properties. The Credit Agreement provided for, among other things, a $75.0 million revolving credit facility, originally maturing on  April 1, 2023 (the “Revolving Credit Facility”). Borrowings under the Revolving Credit Facility bear interest at a Secured Overnight Financing Rate (“SOFR”) benchmark rate or Alternate Base Rate, plus a margin of between 1.75% and 3.00%, with respect to SOFR loans, or 0.75% to 2.00%, with respect to base rate loans, based on our leverage ratio as calculated under the Credit Agreement. The Credit Agreement is secured by a pool of properties and requires compliance with certain financial covenants. The Credit Agreement also included financial covenants that required us to (i) maintain a total leverage ratio not to exceed 65.0%, (ii) not to exceed certain fixed charge coverage ratios, and (iii) maintain a certain tangible net worth.

During 2022, we drew $73.7 million on the Revolving Credit Facility to pay-off certain mortgage loans and fund an acquisition of a single garage.

In  November 2022, we executed an amendment to the Credit Agreement which extended the maturity of the Revolving Credit Facility to  April 1, 2024, amended certain financial covenants through the new term, and added a requirement for us to use diligent efforts to pursue an equity raise or liquidity event by March 31, 2023. On the Closing Date, we entered into a second amendment to the Credit Agreement which reduced the total commitment from $75 million to $58.7 million, required us to remit $15 million of the proceeds from the Preferred PIPE Investment to pay down outstanding borrowings under the Credit Agreement, removed the fixed charge coverage ratio, required a borrowing base interest coverage ratio, required us maintain at least $7 million in unencumbered cash and cash equivalents, required contribution of certain real property as collateral, increased the debt pool yield, and established a reserve for certain cash collateral to be used for interest payments. Concurrent with the paydown of $15 million, $0.1 million of unamortized loan fees were written off to Interest Expense in the Consolidated Statements of Operations.

As of December 31, 2023, the balance of unamortized loan fees associated with the Revolving Credit Facility is $0.2 million which is being amortized to Interest Expense, Net in the Consolidated Statements of Operations over the remaining term.

In March 2024, we executed the Third Amendment to the Credit Agreement, which provided extension options through June 2025 with increased interest rate spreads above SOFR at each extension. We executed one of these options, which extends the maturity through October 2024. Exercising an option following that maturity date would result in an interest rate spread above SOFR of 3.5%.

Interest Rate Cap

In August 2023, we entered into an interest rate cap agreement with KeyBank with an initial value of approximately $0.2 million and a maturity on April 1, 2024. The arrangement was for a notional amount of $58.7 million and limited the SOFR to a rate of 4.90%. Our use of derivative instruments is limited to this interest rate cap to manage interest rate exposure. The principal objective of this arrangement is to minimize the risks and costs associated with our financial structure, which are in part determined by interest rates. We have elected not to use hedge accounting due to the short-term duration of the arrangement and, as such, will reflect changes in fair value of the arrangement within our Consolidated Statements of Operations. The change in the fair value of the interest rate cap from inception through December 31, 2023 was $0.2 million and recorded as Other Income, Net on the Statement of Operations.

Note H — Leases

Lessor

All of our leases are classified as operating leases. The following table summarizes the components of operating lease revenue recognized during the years ended December 31, 2023 and 2022 included within the Consolidated Statements of Operations (dollars in thousands):

	Year Ended December 31,
Lease revenue	2023	2022
Fixed contractual payments	$7,103	$7,107
Variable lease payments	$23,100	$21,542
Straight-line rental income	$70	$25

Future fixed contractual lease payments to be received under non-cancelable operating leases in effect as of December 31, 2023, assuming no new or renegotiated leases or option extensions on lease agreements are executed, are as follows (excluding leases subsequently replaced by asset management contracts, dollars in thousands):

Years Ending December 31,	Future lease payments due
2024	$5,937
2025	$5,399
2026	$4,568
2027	$2,511
2028	$1,168
Thereafter	$1,653

Note I – Equity

Prior to the Merger, Legacy MIC had two classes of capital stock outstanding: common stock and preferred stock. Following the Merger, we retain two classes of capital stock authorized for issuance under our Charter: 500,000,000 shares of common stock, par value $0.0001 per share, and 100,000,000 shares of preferred stock, par value $0.0001 per share, of which 97,000 are designated as shares of Series 1 Preferred Stock, 50,000 are designated as shares of Series A Preferred Stock and 60,000 are designated as shares of Series 2 Preferred Stock.

By virtue of the consummation of the Merger, the Sponsor owns 1,900,000 Earn-out Shares subject to vesting restrictions and forfeiture under the terms of the Sponsor Agreement, as follows: (a) 950,000 Earnout Shares will vest at such time as the aggregate volume-weighted average price per share of our common stock for any 5-consecutive trading day period after the Closing Date equals or exceeds $13.00 per share (provided that such shares will be cancelled if not vested prior to December 31, 2026) and (b) 950,000 Earn-out Shares will vest at such time as the aggregate volume-weighted average price per share of our common stock for any 5-consecutive trading day period after the Closing Date equals or exceeds $16.00 per share (provided that such shares will be cancelled if they have not vested prior to December 31, 2028). The Earn-out Shares are classified as a liability on the Consolidated Balance Sheet, as certain settlement provisions within the agreement can affect the settlement value of the shares.

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

Series A Convertible Redeemable Preferred Stock

The terms of the Series A Preferred Stock provide that the holders of the Series A Preferred Stock are entitled to receive, when and as authorized by the Board and declared by us out of legally available funds, cumulative cash dividends on each share at an annual rate of 7.50% of the stated value pari passu with the dividend preference of the Series 1 Preferred Stock and in preference to any payment of any dividend on our common stock until the occurrence of a Listing Event, at which time, the annual dividend rate was reduced to 5.75% on the stated value of the Series A Preferred Stock. The closing of the Merger and the listing of our common stock on the NYSE American constituted a Listing Event under the terms of the Series A Preferred Stock.

In March 2020, the Board unanimously authorized the suspension of the payment of distributions on the Series A Preferred Stock; however, such distributions will continue to accrue in accordance with the terms of the Series A Preferred Stock. Since initial issuance, we had declared distributions of approximately $1.4 million of which approximately $0.6 million had been paid to Series A stockholders. As of December 31, 2023 and 2022, approximately $0.8 million and $0.6 million of Series A Preferred Stock distributions that were accrued and unpaid, respectively, are included in Accrued Preferred Distributions on the Consolidated Balance Sheet.

Subject to our redemption rights, each share of Series A Preferred Stock is convertible into common stock at the election of the holder thereof by delivery of a written notice, containing the information required by our charter, by a holder of shares of Series A Preferred Stock electing to convert such shares into common stock (the “Series A Preferred Stock Conversion Notice”), containing the information required by the charter, at any time. Subject to our redemption rights, the conversion of Series A Preferred Stock into common stock will occur at the end of the 20th trading day after our receipt of such Series A Preferred Stock Conversion Notice. Each share of Series A Preferred Stock will convert into a number of shares of common stock determined by dividing the sum of (i) 100% of the Series A Preferred Stock stated value, which is $1,000, plus (ii) any accrued but unpaid dividends to, but not including, the date of conversion by the volume weighted average price per share of common stock for the 20 trading days prior to the delivery date of the Series A Preferred Stock Conversion Notice.

As of December 31, 2023, approximately 50 shares of Series A Preferred Stock have been converted to approximately 14,000 shares of common stock.

Series 1 Convertible Redeemable Preferred Stock

The terms of the Series 1 Preferred Stock provide that the holders of the Series 1 Preferred Stock are entitled to receive, when and as authorized by the Board and declared by us out of legally available funds, cumulative cash dividends on each share at an annual rate of 7.00% of the stated value pari passu with the dividend preference of the Series A Preferred Stock and in preference to any payment of any dividend on our common stock until the occurrence of a Listing Event, at which time, the annual dividend rate was reduced to 5.50% on the stated value of the Series 1 Preferred Stock. The closing of the Merger and the listing of our common stock on the NYSE American constituted a Listing Event under the terms of the Series 1 Preferred Stock.

On March 24, 2020, the Board unanimously authorized the suspension of the payment of distributions on the Series 1 Preferred Stock, however, such distributions will continue to accrue in accordance with the terms of the Series 1 Preferred Stock. Since initial issuance, the Company had declared distributions of approximately $16.1 million of which approximately $6.4 million had been paid to Series 1 Preferred Stock stockholders. As of December 31, 2023 and 2022, approximately $9.7 million and $7.9 million of Series 1 Preferred Stock distributions that were accrued and unpaid, respectively, are included in Accrued Preferred Distributions on the consolidated balance sheet.

Subject to our redemption rights, each share of Series 1 Preferred Stock is convertible into common stock at the election of the holder thereof by delivery of a written notice, containing the information required by our charter, by a holder of shares of Series 1 Preferred Stock electing to convert such shares into common stock (the “Series 1 Preferred Stock Conversion Notice”), containing the information required by the charter, at any time. Subject to our redemption rights, the conversion of Series 1 Preferred Stock into common stock will occur at the end of the 20th trading day after our receipt of such Series 1 Preferred Stock Conversion Notice. Each share of Series 1 Preferred Stock will convert into a number of shares of common stock determined by dividing the sum of (i) 100% of the Series 1 Preferred Stock stated value, which is $1,000, plus (ii) any accrued but unpaid dividends to, but not including, the date of conversion by the volume weighted average price per share of common stock for the 20 trading days prior to the delivery date of the Series 1 Preferred Stock Conversion Notice.

As of December 31, 2023, approximately 3,100 shares of Series 1 Preferred Stock have been converted to approximately 1.0 million shares of common stock.

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

The Series 2 Preferred Stock was entitled to receive dividends at a cumulative annual rate of 10% during the period between the initial issuance of such shares and the conversion thereof into shares of our common stock; provided that if the date of distribution occurs prior to the first anniversary of the original date of issuance of such share, the holder of such share of Series 2 Preferred Stock shall receive dividends at a cumulative annual rate of 10% of the $1,000.00 per share liquidation preference for a period of one year, and will be paid in full on the conversion date. Dividends were to be paid in kind and also convert into shares of our common stock on the earlier of (a) a change of control of MIC and (b) December 31, 2023. The Series 2 Preferred Stock converted at a conversion price of $3.67 per share of common stock, subject to appropriate adjustment in relation to certain events, such as recapitalizations, stock dividends, stock splits, stock combinations, reclassifications or similar events affecting the Series 2 Preferred Stock, as set forth in the Charter. Accordingly, the aggregate of 46,000 shares of Series 2 Preferred Stock converted into a total of 13,787,462 shares of our common stock, which number is comprised of (i) 12,534,058 shares of our common stock issuable upon the conversion of 46,000 shares of Series 2 Preferred Stock based on the stated value of such shares and (ii) 1,253,404 shares of our common stock issuable upon the conversion of the dividends. Because the terms and amount of the dividend are contractually agreed upon, at the time of the Merger we recorded the full $4.6 million value of the paid-in-kind dividend.

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

Convertible Noncontrolling Interests

As of December 31, 2023, the Operating Company had approximately 42 million Common Units outstanding, excluding any equity incentive units granted. Beginning six months after first acquiring Common Units, each member will have the right to redeem the Common Units for either cash or common stock, subject to both the Company's discretion and the terms and conditions set forth in the limited liability company agreement of the Operating Company (the “Operating Agreement”).

The Common Units not held by the Company outstanding as of December 31, 2023 are classified as noncontrolling interests within permanent equity on our Consolidated Balance Sheet.

Note J - Stock-Based Compensation

Long-Term Incentive Plan

We issue equity-based awards to promote the success and enhance the value of MIC and the Operating Company, by linking the individual interests of employees, consultants and members of the MIC Board to those of MIC’s stockholders and by providing such individuals with an incentive for outstanding performance to generate superior returns to MIC’s stockholders. We issue awards under our 2023 Incentive Award plan (the "Plan").The Plan provides for the grant of stock options, including incentive stock options (“ISOs”), and nonqualified stock options (“NSOs”), restricted shares, dividend equivalent awards, share payment awards, restricted share units (“RSUs”), performance awards, performance share awards, other incentive awards, profits interest units (including Performance Units and LTIP Units) and SARs. Going forward, the Board intends to grant awards during the first quarter of each year. Service-based awards will typically follow a multi-year graded vesting schedule and will vest in the form of common stock or LTIP Units. LTIP Units are a class of equity interest in the Operating Company that are intended to qualify as “profits interests” for federal income tax. The value of vested LTIP Units is realized by the holder through conversion of the LTIP Units into Common Units.

Employee Awards

In February 2023, we granted Mr. Chavez and Ms. Hogue 0.2 million LTIP Units, respectively, in lieu of their 2022 target annual bonus. Of these awards granted to Mr. Chavez and Ms. Hogue, approximately 35,600 LTIP Units vested immediately, with the remaining scheduled to vest over a three-year period. The grant date fair value was determined to be $8.99 per unit for each of the LTIP Units awarded.

In August 2022 we granted 0.4 million LTIP Units to our executives which would vest upon the completion of a Liquidity Event. In December 2022, we amended the award to require a service condition for a period of one year from a Liquidity Event. The modified grant date fair value of these LTIP Units was determined to be $15.00 per unit. As a result of the Closing, these LTIP Units achieved their performance hurdle. In September 2023, the Compensation Committee of the Board of Directors approved the cancellation of 0.1 million of these LTIP Units. The expense associated with the cancellation of approximately $1.4 million is included in General and Administrative in the accompanying Consolidated Statements of Operations. The cancellation was a result of a plan to reallocate the award shares to non-executive employees. As a result, in December 2023, we granted 0.1 million restricted stock units to non-executive employees which will vest in August 2024. The remaining value of the LTIP awards granted to the executives is being expensed over the one-year service period following the Closing.

In May 2022, we granted an aggregate of 2.3 million Performance Units of the Operating Partnership (“PUs”) to the executive officers of the Company. The PUs vest upon the achievement of a 50% market condition and a 50% performance condition. The performance period ends in December 2025 for the market condition and in  December 2027 for the performance condition. The grant date fair value of the PUs with market conditions was estimated at $5.97 per unit using a Monte Carlo simulation of future stock prices for us and our corresponding peer group. The PUs subject to a performance conditions will vest if we achieve a hurdle related to our adjusted funds from operations per share for four consecutive quarters prior to the fourth quarter of 2025 and then for an additional four consecutive quarters prior to  December 2027. The PUs subject to a performance condition were deemed not probable of achievement as of December 31, 2023 or 2022, and therefore we did not record any charges related to the awards with a performance condition. The probability of achievement of the performance condition will continue to be assessed throughout the performance period.

Director Awards

We granted approximately 14,500 and 39,100 LTIP Units in 2022 and 2023, respectively to our independent directors in consideration for their accrued but unpaid director compensation fees from 2021 and 2022. The LTIP Units will vest over a three-year period. Prior to the granting of the Director LTIP Units, the associated compensation was anticipated to be paid in cash, and as such, the expense was accrued as a liability in the Consolidated Balance Sheets. Upon vesting, the Director LTIP Units are redeemable in cash or shares, at the option of the holder. As a result, the Director LTIP Units are classified as a liability within accounts payable and accrued expenses in the Consolidated Balance Sheet as of December 31, 2022.

The following table sets forth a roll forward of all incentive equity awards for the years ended December 31, 2023 and 2022:

	Number of Incentive Equity Awards	Weighted-Average Grant Date Fair Value Per Share
Nonvested - January 1, 2022	—	$—
Granted	2,673,041	8.44
Vested	—	—
Forfeited	—	—
Nonvested - January 1, 2023	2,673,041	$8.44
Granted	347,082	7.46
Vested	(59,681)	9.40
Forfeited	(135,320)	10.00
Nonvested - December 31, 2023	2,825,122	$8.22

We recognized $8.6 million and $2.5 million of equity-based compensation expense for the years ended December 31, 2023 and 2022, respectively, which is included in General and Administrative in the Consolidated Statements of Operations. Included in the 2023 expense were equity awards granted in lieu of salary amounts as noted below. The remaining unrecognized compensation cost of approximately $3.3 million, which excludes $11.6 million related to awards deemed not probable to achieve their performance target, will be recognized over a weighted average term of 1.2 years.

2024 Awards

In January 2024, the Compensation Committee of the Board of Directors approved the issuance of the following awards:

●

0.3 million LTIP units to Mr. Chavez in lieu of his salary for 2021 and 2023 and for his 2023 short-term incentive award. These awards were issued at a grant date fair value of $3.84 and vested upon issuance. At the same time, 0.2 million LTIP units were granted in lieu of his 2024 salary, which will vest in four equal increments each quarter over the next twelve months.

●

0.4 million LTIP units and 0.2 million restricted stock units awarded at a grant date fair value of $3.84 to our executives representing the long term incentive awards for 2023 and 2024. These awards will vest on a graded schedule over three years.

●

0.1 million LTIP Units and 0.1 million restricted stock units with a grant date fair value of $6.11 to our executives using the Monte Carlo method. These awards will vest based upon the performance of our stock versus the Russell 2000 Index three years from the grant date.

●

0.2 million restricted stock units awarded to the independent directors as consideration for service in 2023 and 2024. These awards have a grant date fair value of $3.84 and will vest twelve months on the one year anniversary of the grant date.

Note K — Employee Benefit Plan

We sponsor a 401(k) plan that provides benefits for qualified employees. Our match of the employee contributions is discretionary and is equal to 100% of the first 6% of eligible compensation contributed by each employee. All contributions are funded in cash and vest immediately.

Total expense recorded for the matching 401(k) contribution in the years ended December 31, 2023 and 2022, was approximately $109,000 and $147,000, respectively.

Note L – Earnings Per Share

Basic and diluted loss per weighted average common share (“EPS”) is calculated by dividing net income (loss) attributable to the our common stockholders, including any participating securities, by the weighted average number of shares outstanding for the period. We include the effect of participating securities in basic and diluted earnings per share computations using the two-class method of allocating distributed and undistributed earnings when the two-class method is more dilutive than the treasury stock method. Outstanding warrants and stock-based compensation were antidilutive as a result of the net loss for the twelve months ended December 31, 2023 and 2022 and therefore were excluded from the dilutive calculation. We include unvested PUs as contingently issuable shares in the computation of diluted EPS once the market criteria is met, assuming that the end of the reporting period is the end of the contingency period. We had 2.8 million unvested service-and performance-based awards which are considered antidilutive to the dilutive loss per share calculation for the twelve months ended December 31, 2023 and 2022.

The following table reconciles the numerator and denominator used in computing our basic and diluted per-share amounts for net loss attributable to common stockholders for the twelve months ended December 31, 2023 and 2022 (dollars in thousands):

	2023	2022
Numerator:
Net loss attributable to MIC	$(32,475)	$(11,119)
Net loss attributable to participating securities	—	—
Net loss attributable to MIC common stock	$(32,475)	$(11,119)
Denominator:
Basic and dilutive weighted average shares of Common Stock outstanding	13,244,388	13,089,848
Basic and diluted loss per weighted average common share:
Basic and dilutive	$(2.45)	$(0.85)

Note M – Variable Interest Entities

We, through a wholly owned subsidiary of the Operating Company, own a 51.0% beneficial interest in MVP St. Louis Cardinal Lot, DST, a Delaware Statutory Trust (“MVP St. Louis”). MVP St. Louis is the owner of a 2.56-acre, 376-vehicle commercial parking lot, known as the Cardinal Lot.

MVP St. Louis is considered VIE and we conclude that it is the primary beneficiary since the power to direct the activities that most significantly impact the economic performance of MVP St. Louis was held by MVP Parking DST, LLC (the “Manager”) and certain subsidiaries of the Manager, which is controlled by Mr. Chavez.

As a result, we consolidate its investment in MVP St. Louis and MVP St. Louis Cardinal Lot Master Tenant, LLC, which had total assets of approximately $13.0 and $12.6 million (substantially all real estate investments) and liabilities of approximately $6.6 and $6.2 million (substantially all mortgage debt) as of December 31, 2023 and 2022, respectively.

Note N — Income Taxes

The Company previously elected to be taxed as a REIT for federal income tax purposes and operated in a manner that allowed the Company to qualify as a REIT through  December 31, 2019.  As a consequence of the COVID-19 pandemic, the Company earned management income in lieu of lease income from a number of distressed tenants, which did not constitute qualifying REIT income for purposes of the annual REIT gross income tests, and, as a result, the Company was not in compliance with the annual REIT income tests for the year ended  December 31, 2020. Accordingly, the Company did not qualify for taxation as a REIT in 2020 and continues to be taxed as a C corporation. As a C corporation, the Company is subject to federal income tax on its taxable income at regular corporate rates.

A full valuation allowance for deferred tax assets was historically provided each year since the Company believed that as a REIT it was more likely than not that it would not realize the benefits of its deferred tax assets.  As a taxable C Corporation, the Company has evaluated its deferred tax assets for the year ended December 31, 2023, which consist primarily of net operating losses and its investment in the Operating Partnership. Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended  December 31, 2023. Such objective evidence limits the ability to consider other subjective evidence, such as our projections for future growth. Despite substantial growth in property-level operations, the Company has continued to generate a net loss and as such the Company has determined that it will continue to record a full valuation allowance against its deferred tax assets for the year ended December 31, 2023. A change in circumstances  may cause the Company to change its judgment about whether deferred tax assets should be recorded, and further whether any such assets would more likely than not be realized. The Company would generally report any change in the valuation allowance through its Consolidated Statements of Operations in the period in which such changes in circumstances occur.

The provision for income taxes for the years ended December 31, 2023 and 2022 consisted of the following, which is included in general and administrative expense in the Consolidated Statements of Operations (dollars in thousands):

	2023	2022
Current
Federal	—	—
State	41	29
Total Current	$41	$29

Deferred
Federal	—	—
State	—	—
Total Deferred	—	—
Total	$41	$29

The following table presents a reconciliation of the statutory corporate U.S. federal income tax rate to the Company’s effective tax rate as of December 31, 2023:

	2023	2022
Tax at U.S. statutory rate	21.00%	21.00%
State taxes, net of federal effect	2.13%	2.29%
Non-Deductible Expenses	(9.85)%	0.89%
Change in Valuation Allowance	(13.40)%	(24.54)%
Effective income tax rate	—	—

The balances for deferred taxes for the years ended December 31, 2023 and 2022 consisted of the following (dollars in thousands):

	Year Ended December 31,
	2023	2022
Deferred Tax Assets:
NOL Carryforward	$17,522	$14,030
Intangible Assets	4,171	4,676
Investment in Operating Partnership	9,631	8,388
Gross deferred tax assets	$31,324	$27,094
Less valuation allowance	(31,324)	(27,094)
Total deferred tax assets	$—	$—
Deferred Tax Liabilities:
Straight-line Rent	—	—
Total net deferred taxes	$—	$—

As of December 31, 2023, the Company had federal and various state net operating loss (NOL) carryforwards of $73.8 million and $44.1 million, respectively. The federal net operating losses generated in 2018 and after of $65.2 million will carryforward indefinitely and be available to offset up to 80% of future taxable income each year. The federal net operating losses generated prior to 2018 of $8.6 million will begin to expire in 2036 unless previously utilized.

Note O — Fair Value

A fair value measurement is based on the assumptions that market participants would use in pricing an asset or liability in an orderly transaction. The hierarchy for inputs used in measuring fair value are as follows:

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

Our financial instruments include cash and cash equivalents, restricted cash, accounts receivable and accounts payable. Due to their short maturities, the carrying amounts of these assets and liabilities approximate fair value. The estimated fair value of our debt (including notes payable and the Revolving Credit Facility) was derived using Level 2 inputs and approximates $182.9 million and $207.4 million as of December 31, 2023 and 2022, respectively.

Recurring and Nonrecurring Fair Value Measurements

Our Earn-out Shares and interest rate cap are measured and recognized at fair value on a recurring basis, while certain real estate assets and liabilities are measured and recognized at fair value as needed. Fair value measurements that occurred as of and during the year ended December 31, 2023 and 2022, were as follows (in thousands):

	December 31, 2023			December 31, 2022
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Recurring
Earn-out Shares	-	-	1,779	-	-	-
Interest rate cap	-	54	-	-	-	-

Nonrecurring
Impaired real estate assets	-	-	50,536	-	-	-

Earn-Out Shares

The terms of the Earn-Out Shares allow an additional 1,900,000 shares to vest if certain milestones are achieved:

●	950,000 shares vest if the aggregate volume-weighted average price for any 5-consecutive trading day period equals or exceeds $13.00 per share prior to December 31, 2026
●	950,000 shares vest if the aggregate volume-weighted average price for any 5-consecutive trading day period equals or exceeds $16.00 per share prior to December 31, 2028

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

We recognized a gain of approximately $4.1 million during the year ended December 31, 2023 as a result of changes in the estimated fair values after the Merger. The gain is recorded as the Change in Fair Value of Earn-out Liability in the Consolidated Statements of Operations. The following table reflects the change in value during the year ended December 31, 2023 (in thousands):

Level 3 Liability
Balance as of January 1, 2023	$-
Impact of the Merger (initial valuation)	(5,844)
Change in fair value recognized in earnings	4,065
Balance as of December 31, 2023	$(1,779)

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

Impairment

Our real estate assets are measured and recognized at fair value on a nonrecurring basis when we determine an impairment has occurred. To estimate fair value we may use internally developed valuation models or independent third-parties where available. In either case, the fair value of real estate may be based on a number of approaches including the income capitalization approach, sales comparable approach or discounted cash flow approach. We utilize market data such as sales price per stall on comparable recent real estate transactions to estimate the fair value of the real estate assets. We also utilize expected net sales proceeds to estimate the fair value of any centers that are actively being marketed for sale. Because we use estimates and assumptions regarding an assets’ future performance and cash flows as well as market conditions and discount rates, we determined the impaired assets would fall under Level 3 of the fair value hierarchy. During the year ended December 31, 2023, we impaired approximately $9.0 million of our real estate assets as a result of continuing delayed back-to-work trends or other reductions of demand-drivers impacting these assets, as well as disposition of properties.

Note P — Commitments and Contingencies

The nature of our business exposes our properties, the Company, the Operating Company and our other subsidiaries to the risk of claims and litigation in the normal course of business. Other than as noted below, or routine litigation arising out of the ordinary course of business, we are not presently subject to any material litigation nor, to our knowledge, is any material litigation threatened against us.

In March 2023, Michael Shustek filed a complaint against Legacy MIC in the U.S. District Court, District of Maryland (the “Court”), seeking advancement of indemnification expenses related to the SEC investigation against Mr. Shustek, alleging damages (case 1:23-CV-00599). On September 6, 2023, the parties entered into a settlement agreement (the "Settlement Agreement"), and in September 2023, the Court ordered the case closed. As a result of the Settlement Agreement, we recognized a gain of approximately $1.2 million which is recorded as Other Income, Net in the Consolidated Statements of Operations.

In  August 2021, we also entered into an Assignment of Claims, Causes of Action, and Proceeds Agreement, or the Assignment of Litigation Agreement, pursuant to which we assigned to Vestin Realty Mortgage II, Inc. and Michael V. Shustek certain claims and claim proceeds that we had against Ira S. Levine, Levine Law Group, Inc. (or any other name by which a firm including Ira Levine was known), Edwin Herbert Bentzen IV and Andrew Fenton. In April, 2023, the parties entered into a settlement agreement and mutual release related to the Ira Levine matter. The Settlement Agreement is not related to the Assignment of Litigation Agreement.

In January 2023, the 43rd District Court of Parker County, Texas, entered summary judgment against MVP Fort Worth Taylor, LLC, a subsidiary of Legacy MIC, in favor of the plaintiff, John Roy, who alleged that he was due a commission relating to a proposed sale of the Fort Worth Taylor parking facility which was never consummated. Legacy MIC filed an appeal. As a result of the court’s summary judgment, in December 2022 we recognized a charge of $0.7 million for the full estimated amount of damages (including legal fees and costs). The $0.7 million was recognized within Organizational, Offering and Other Costs in our Consolidated Statements of Operations and Accounts Payable and Accrued Expenses on our Consolidated Balance Sheets. During the first quarter of 2023, and as part of the appeals process, we posted cash collateral of $0.7 million for an appeals bond, which is reflected in Cash-Restricted on our Consolidated Balance Sheets. In February 2024 we signed a settlement agreement which would result in the sale of one of our properties to John Roy with the estimated $0.7 million of damages being given as a credit at the time of sale. This sale is contingent upon John Roy obtaining a lender commitment for financing by April 15, 2024, as well as normal due diligence contingencies in the purchase contract

In September 2023, we entered into arbitration with one vendor regarding disputes over amounts payable. The entire balance in dispute of approximately $1.8 million is accrued for in Accounts Payable and Accrued Expenses on the Consolidated Balance Sheets.

Note Q — Related Party Transactions and Arrangements

Two of our assets, 1W7 Carpark and 222W7, are currently operated by PCA, Inc., dba Park Place Parking. Park Place Parking is a private parking operator that is wholly owned by relatives of our CEO. Our CEO is neither an owner nor beneficiary of Park Place Parking. Park Place Parking has been operating these assets for six and five years, respectively. Both assets were acquired in 2021 with their management agreements in place. As of December 31, 2023 and 2022, we recorded balances of approximately $0.1 million and $0.1 million, respectively, from Park Place Parking which are included in Accounts Receivable, Net on the Consolidated Balance Sheets and were subsequently paid within terms of the lease agreement.

In   May 2022, the Company entered into a lease agreement with ProKids, an Ohio not-for-profit. An immediate family member of the Company’s CEO is a member of the Board of Trustees and President-Elect of that organization.  ProKids leased 21,000 square feet of vacant unfinished commercial space in a 531,000 square foot building in Cincinnati, Ohio for 120 months. ProKids will invest in the tenant improvements in this space and ultimately use it as their headquarters location. ProKids will have no rent due to the Company throughout the lease term, other than a rental fee on parking spaces used by the ProKids staff and visitors. As of  December 31, 2023, ProKids does not owe the Company rental income related to the lease agreement.

In connection with our recapitalization transaction in August 2021, we owe approximately $0.5 million to certain member entities of Color Up relating to prorated revenues for the month of  August 2021 of the three properties contributed by Color Up. The accrual is reflected within Due to Related Parties on the Consolidated Balance Sheets.

Additionally, in connection with our recapitalization transaction in August 2021, we were due approximately $156,000 from Color Up as consideration for OP Units then issued which was reflected within Due from Related Parties on the Consolidated Balance Sheet as of December 31, 2022. We received all amounts due in March 2023.

We have agreed to pay for certain tax return preparation services of Color Up and certain member entities of Color Up. We have incurred approximately $0.1 million related to these services which is reflected in General and Administrative on the Consolidated Statements of Operations for the year ended December 31, 2023. Total fees are estimated to be approximately $0.1 million.

License Agreement

On August 25, 2021, we entered into a Software License and Development Agreement with an affiliate of Bombe Asset Management, Ltd., an affiliate of our CEO and CFO (the “Supplier”), pursuant to which the we granted to the Supplier a limited, non-exclusive, non-transferable, worldwide right and license to access certain software and services for a fee of $5,000 per month.

Tax Matters Agreement

On August 25, 2021, the Company, the Operating Partnership and Color Up entered into the Tax Matters Agreement, or the Tax Matters Agreement, pursuant to which the Operating Partnership agreed to indemnify Color Up and certain affiliates and transferees of Color Up (together, the “Protected Partners”), against certain adverse tax consequences in connection with (1) (i) a taxable disposition of certain specified properties and (ii) certain dispositions of the Protected Partners’ interest in the Operating Partnership, in each case, prior to the tenth anniversary of the completion of the Transaction, as defined in the Tax Matters Agreement, (or earlier, if certain conditions are satisfied); and (2) the Operating Partnership’s failure to provide the Protected Partners the opportunity to guarantee a specified amount of debt of the Operating Partnership during the period ending on the tenth anniversary of the completion of the Transaction (or earlier, if certain conditions are satisfied). In addition, and for so long as the Protected Partners own at least 20% of the units in the Operating Partnership received in the Transaction, we agreed to use commercially reasonable efforts to provide the Protected Partners with similar guarantee opportunities.

Note R — Subsequent Events

In preparing the consolidated financial statements, we have evaluated subsequent events through the date of filing of this report on Form 10-K for recognition and/or disclosure purposes. In addition to the subsequent events discussed in the notes above, in the first quarter of 2024, 26 of our 43 assets converted to management contracts in which revenues and expenses are fully the responsibility of and recognized by us and our operators are paid a set fee.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2023

(dollars in thousands)

					Costs Capitalized Subsequent to
			Initial Cost		Acquisition		Gross Carrying Amount at December 31, 2023 (1)
												Life on
												which depr
										Accumulated		in latest
			Land and	Buildings and		Carrying	Land and	Building and		Depreciation	Date	statement is
Description	ST	Encumbrance	Improvements	Improvements	Improvements	Costs	Improvements	Improvements	Total	(2)	Acquired	computed
West 9th Street (3)	OH	$4,343	$5,675	$—	$302	--	$5,918	$59	$5,977	$79	2016	15
Crown Colony (3)	OH	—	3,030	—	19	--	2,954	—	2,954	8	2016	15
Cincinnati Race Street	OH	—	2,142	2,358	1,900	--	1,227	1,750	2,977	—	2016	39,15
St Louis Washington	MO	1,241	3,000	—	7	--	1,637	—	1,637	3	2016	15
St Paul Holiday Garage	MN	3,714	1,673	6,527	690	--	1,673	7,217	8,890	1,343	2016	39,15
Louisville Station	KY	1,682	3,050	—	57	--	3,007	—	3,007	25	2016	15
Whitefront Garage	TN	6,454	3,116	8,380	199	--	3,116	8,579	11,695	1,633	2016	39,15
Cleveland Lincoln Garage	OH	3,594	2,195	5,122	5,181	--	1,378	8,395	9,773	2,211	2016	39,15
Houston Preston	TX	1,627	2,800	—	20	--	2,820	—	2,820	9	2016	15
Houston San Jacinto	TX	1,820	3,200	—	50	--	3,250	—	3,250	21	2016	15
MVP Detroit Center Garage	MI	26,759	7,000	48,000	1,060	--	6,497	37,680	44,177	297	2017	39,15
St. Louis Broadway	MO	1,671	2,400	—	—	--	2,400	—	2,400	—	2017	N/A
St. Louis Seventh & Cerre	MO	2,057	3,300	—	—	--	3,300	—	3,300	—	2017	N/A
MVP Preferred Parking	TX	11,028	15,800	4,700	720	--	15,230	5,250	20,480	1,020	2017	39,15
MVP Raider Park Garage	TX	*	2,005	9,057	3,674	--	2,005	12,731	14,736	2,182	2017	39,15
MVP PF Memphis Poplar 2013	TN	1,800	3,658	—	24	--	3,670	12	3,682	21	2017	15
MVP PF St. Louis 2013	MO	3,700	5,041	—	—	--	5,041	—	5,041	44	2017	15
Mabley Place Garage	OH	7,428	1,585	19,018	1,037	--	1,360	17,280	18,640	2,819	2017	39,15
MVP Denver Sherman	CO	257	705	—	—	--	705	—	705	—	2017	N/A
MVP Fort Worth Taylor	TX	10,807	2,845	24,405	5	--	2,845	24,410	27,255	3,798	2017	39,15
MVP Milwaukee Old World	WI	—	2,003	—	8	--	2,003	8	2,011	29	2017	15
MVP Houston Saks Garage	TX	2,851	4,931	5,221	177	--	3,712	4,116	7,828	713	2017	39,15
MVP Milwaukee Wells	WI	*	4,994	—	—	--	4,374	—	4,374	99	2017	15
MVP Indianapolis City Park	IN	*	2,056	8,557	114	--	2,056	8,671	10,727	1,375	2017	39,15
MVP Indianapolis WA Street Lot	IN	*	5,618	—	—	--	1,864	—	1,864	—	2017	15
MVP Minneapolis Venture	MN	—	4,013	—	109	--	4,013	108	4,121	8	2017	N/A
MVP Indianapolis Meridian Lot	IN	938	1,573	—	—	--	1,523	—	1,523	8	2017	15
MVP Milwaukee Clybourn	WI	—	257	—	—	--	257	—	257	4	2017	15
MVP Milwaukee Arena	WI	1,925	4,631	—	52	--	4,641	42	4,683	3	2017	N/A
MVP Clarksburg Lot	WV	—	701	—	—	--	611	—	611	4	2017	15
MVP Denver 1935 Sherman	CO	684	2,533	—	—	--	2,533	—	2,533	—	2017	N/A
MVP Bridgeport Fairfield Garage	CT	3,531	498	7,555	51	--	498	7,606	8,104	1,232	2017	39,15
Minneapolis City Parking	MN	4,223	9,633	—	—	--	7,513	—	7,513	120	2017	15
MVP New Orleans Rampart	LA	*	8,105	—	—	--	7,835	—	7,835	—	2018	N/A
MVP Hawaii Marks	HI	*	9,119	11,715	421	--	8,571	11,435	20,006	1,715	2018	39,15
1W7 Carpark	OH	*	2,995	28,762	39	--	2,995	28,801	31,796	1,732	2021	39,15
222W7	OH	*	4,391	23,879	99	--	4,391	23,978	28,369	1,443	2021	39
322 Streeter	IL	24,672	11,387	27,035	450	--	11,387	27,485	38,872	1,665	2021	39
2nd Street	FL	—	93	—	—	--	93	—	93	—	2021	N/A
Denver 1725 Champa Street Garage	CO	*	7,414	8,860	422	--	7,414	9,282	16,696	529	2021	39
Bricktown	OK	*	1,314	16,020	32	--	1,314	16,052	17,366	654	2022	39
MVP St. Louis Cardinal Lot DST	MO	6,000	11,660	19	—	--	11,660	19	11,679	2	2017	N/A
		$134,806	$174,139	$265,190	$16,919	$—	$161,291	$260,966	$422,257	$26,848

(1)	The aggregate gross cost of property included above for federal income tax purposes approximately $418.1 million as of December 31, 2023.
(2)

The initial costs of buildings are depreciated over 39 years using a straight-line method of accounting; improvements capitalized subsequent to acquisition are depreciated over the shorter of the lease term or useful life, generally ranging from one to 20 years.

(3)	These properties are held by West 9th St. Properties II, LLC
*	Property financed under the Revolving Credit Facility

The following table reconciles the historical cost of total real estate held for investment for the years ended December 31, 2023 and 2022 (dollars in thousands):

	2023	2022
Balance at beginning of period	$439,526	$420,603
Additions during period:
Acquisitions	—	17,334
Improvements	1,988	2,289
Deductions during period:
Dispositions	(696)	(700)
Impairments	(18,561)	—
Balance at close of period	$422,257	$439,526

(1)

This amount does not include intangible assets and construction in progress totaling approximately $10.2 million and $0.3 million, respectively, as of December 31, 2023 and approximately $10.1 million and $1.2 million as of December 31, 2022, respectively.

The following table reconciles the accumulated depreciation for the years ended December 31, 2023 and 2022 (dollars in thousands):

	2023	2022
Balance at beginning of period	$28,763	$21,348
Deductions during period:		—
Impairments	(9,605)	—
Depreciation of real estate	7,690	7,415
Balance at close of period	$26,848	$28,763