Form 10-Q
period 2024-03-31
Mobile Infrastructure Corp
filed 2024-05-15
CIK 1847874

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark one)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

As of May 1, 2024, there were 30.9 million shares of the registrant's common stock outstanding.

PART I            Financial Information

Item 1.  Financial Statements

MOBILE INFRASTRUCTURE CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	As of March 31, 2024	As of December 31, 2023
	(unaudited)
ASSETS
Investments in real estate
Land and improvements	$160,235	$161,291
Buildings and improvements	259,378	260,966
Construction in progress	482	273
Intangible assets	10,173	10,187
	430,268	432,717
Accumulated depreciation and amortization	(31,909)	(29,838)
Total investments in real estate, net	398,359	402,879

Cash	9,149	11,134
Cash – restricted	4,795	5,577
Accounts receivable, net	3,190	2,269
Note receivable	3,120	—
Other assets	1,454	1,378
Total assets	$420,067	$423,237
LIABILITIES AND EQUITY
Liabilities
Notes payable, net	$133,681	$134,380
Revolving credit facility, net	58,450	58,523
Accounts payable and accrued expenses	12,970	14,666
Accrued preferred distributions	10,280	10,464
Earn-out Liability	1,125	1,779
Due to related parties	458	470
Total liabilities	216,964	220,282

Equity
Mobile Infrastructure Corporation Stockholders’ Equity
Preferred stock Series A, $0.0001 par value, 50,000 shares authorized, 2,483 and 2,812 shares issued and outstanding, with a stated liquidation value of $2,483,100 and $2,812,000 as of March 31, 2024 and December 31, 2023, respectively	—	—
Preferred stock Series 1, $0.0001 par value, 97,000 shares authorized, 34,470 and 36,677 shares issued and outstanding, with a stated liquidation value of $34,470,140 and $36,677,000 as of March 31, 2024 and December 31, 2023	—	—
Preferred stock Series 2, $0.0001 par value, 60,000 shares authorized, $46,000 issued and converted (stated liquidation value of zero as of March 31, 2024 and December 31, 2023, respectively)	—	—
Common stock, $0.0001 par value, 500,000,000 shares authorized, 28,637,379 and 27,858,539 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	2	2
Warrants issued and outstanding – 2,553,192 warrants as of March 31, 2024 and December 31, 2023	3,319	3,319
Additional paid-in capital	240,994	240,357
Accumulated deficit	(136,389)	(134,291)
Total Mobile Infrastructure Corporation Stockholders’ Equity	107,926	109,387
Non-controlling interest	95,177	93,568
Total equity	203,103	202,955
Total liabilities and equity	$420,067	$423,237

The accompanying notes are an integral part of these consolidated financial statements.

MOBILE INFRASTRUCTURE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts, unaudited)

	For the Three Months Ended March 31,
	2024	2023
Revenues
Managed property revenue	$5,501	$—
Base rent income	1,643	2,080
Percentage rental income	1,683	5,023
Total revenues	8,827	7,103

Operating expenses
Property taxes	1,904	1,756
Property operating expense	1,521	518
Depreciation and amortization	2,093	2,126
General and administrative	3,017	2,620
Professional fees	689	469
Organizational, offering and other costs	—	33
Impairment	157	—
Total expenses	9,381	7,522

Other
Interest expense	(2,979)	(3,599)
(Loss) Gain on sale of real estate	(42)	660
Other (expense) income, net	(68)	15
Change in fair value of Earn-out liability	654	—
Total other income (expense)	(2,435)	(2,924)

Net loss	(2,989)	(3,343)
Net loss attributable to non-controlling interest	(891)	(1,795)
Net loss attributable to Mobile Infrastructure Corporation’s stockholders	$(2,098)	$(1,548)

Preferred stock distributions declared - Series A	(37)	(54)
Preferred stock distributions declared - Series 1	(491)	(696)
Net loss attributable to Mobile Infrastructure Corporation’s common stockholders	$(2,626)	$(2,298)

Basic and diluted loss per weighted average common share:
Net loss per share attributable to Mobile Infrastructure Corporation’s common stockholders - basic and diluted	$(0.09)	$(0.18)
Weighted average common shares outstanding, basic and diluted	28,237,352	13,089,848

The accompanying notes are an integral part of these consolidated financial statements.

MOBILE INFRASTRUCTURE CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

FOR THE THREE months ended MARCH 31, 2024 and 2023

(In thousands, except share amounts, unaudited)

	Preferred stock		Common stock
	Number of Shares	Par Value	Number of Shares	Par Value	Warrants	Additional Paid-in Capital	Accumulated Deficit	Non-controlling interest	Total
Balance, December 31, 2023	39,489	$—	27,858,539	$2	$3,319	$240,357	$(134,291)	$93,568	$202,955
Equity based payments	—	—	—	—	—	454	—	2,546	3,000
Distributions to non-controlling interest holders	—	—	—	—	—	—	—	(46)	(46)
Declared distributions – Series A ($14.38 per share)	—	—	—	—	—	(37)	—	—	(37)
Declared distributions – Series 1 ($13.75 per share)	—	—	—	—	—	(491)	—	—	(491)
Conversions - Series 1	(2,207)	—	679,468	—	—	617	—	—	617
Conversions - Series A	(329)	—	99,372	—	—	94	—	—	94
Net loss	—	—	—	—	—	—	(2,098)	(891)	(2,989)
Balance, March 31, 2024	36,953	$—	28,637,379	$2	$3,319	$240,994	$(136,389)	$95,177	$203,103

	Preferred stock		Common stock
	Number of Shares	Par Value	Number of Shares	Par Value	Warrants	Additional Paid-in Capital	Accumulated Deficit	Non-controlling interest	Total
Balance, December 31, 2022 (as previously reported)	42,673	$ —	7,762,375	$ —	$ 3,319	$ 193,176	$ (109,168)	$ 99,681	$ 187,008
Retroactive application of the recapitalization	—	—	5,327,473	—	—	—	—	—	—
Balance, December 31, 2022 (as adjusted)	42,673	$ —	13,089,848	$ —	$ 3,319	$ 193,176	$ (109,168)	$ 99,681	$ 187,008

Equity Based Payments	—	—	—	—	—	—	—	1,484	1,484
Distributions to non-controlling interest holders	—	—	—	—	—	—	—	(306)	(306)
Declared distributions – Series A ($18.75 per share)	—	—	—	—	—	(54)	—	—	(54)
Declared distributions – Series 1 ($17.50 per share)	—	—	—	—	—	(696)	—	—	(696)
Net loss	—	—	—	—	—	—	(1,548)	(1,795)	(3,343)
Balance, March 31, 2023	42,673	$ —	13,089,848	$ —	$ 3,319	$ 192,426	$ (110,716)	$ 99,064	$ 184,093

The accompanying notes are an integral part of these consolidated financial statements.

MOBILE INFRASTRUCTURE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	For the Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(2,989)	$(3,343)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation and amortization expense	2,093	2,126
Amortization of loan costs	184	390
Loss on interest rate cap	(55)	—
Loss (gain) on sale of real estate	42	(660)
Equity based payment	1,799	1,397
Impairment	157	—
Change in fair value of Earn-out liability	(654)	—
Other	3	—
Changes in operating assets and liabilities
Due to/from related parties	(12)	156
Accounts payable and accrued expenses	(973)	(728)
Other assets	(31)	204
Deferred offering costs	—	(1,919)
Accounts receivable	(921)	(686)
Net cash (used in) operating activities	$(1,357)	$(3,063)
Cash flows from investing activities:
Capital expenditures	(254)	(224)
Capitalized technology	—	(23)
(Payments) proceeds on sale of investment in real estate	(155)	1,475
Net cash (used in) provided by investing activities	(409)	1,228
Cash flows from financing activities:
Payments on notes payable	(6,251)	(1,763)
Proceeds from notes payable	5,900	—
Distributions to non-controlling interest holders	(46)	(306)
Loan fees	(604)	—
Net cash (used in) financing activities	(1,001)	(2,069)
Net change in cash and cash equivalents and restricted cash	(2,767)	(3,904)

Cash and cash equivalents and restricted cash, beginning of period	16,711	10,974
Cash and cash equivalents and restricted cash, end of period	$13,944	$7,070

Reconciliation of Cash and Cash Equivalents and Restricted Cash:
Cash and cash equivalents at beginning of period	$11,134	$5,758
Restricted cash at beginning of period	5,577	5,216
Cash and cash equivalents and restricted cash at beginning of period	$16,711	$10,974

Cash and cash equivalents at end of period	$9,149	$3,119
Restricted cash at end of period	4,795	3,951
Cash and cash equivalents and restricted cash at end of period	$13,944	$7,070

Supplemental disclosures of cash flow information:
Interest paid	$2,331	$2,774
Non-cash investing and financing activities:
Dividends declared not yet paid	528	750
Distributions paid in common stock	711	—
Right of use asset and lease liability	332	—
Note receivable related to disposition of property	3,120	—
Equity shares issued in exchange for accrued compensation	1,201	—
Accrued capital expenditures	210	309

The accompanying notes are an integral part of these consolidated financial statements

MOBILE INFRASTRUCTURE CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024

(UNAUDITED)

Note A — Organization and Business Operations

Mobile Infrastructure Corporation (formerly known as Fifth Wall Acquisition Corp. III or “FWAC”) is a Maryland corporation. We focus on acquiring, owning and leasing parking facilities and related infrastructure, including parking lots, parking garages and other parking structures throughout the United States. We target both parking garage and surface lot properties primarily in the top 50 U.S. Metropolitan Statistical Areas, with proximity to key demand drivers, such as commerce, events and venues, government and institutions, hospitality and multifamily central business districts. As of March 31, 2024, we own 42 parking facilities in 21 separate markets throughout the United States, with a total of approximately 15,400 parking spaces and approximately 5.2 million square feet. We also own approximately 0.2 million square feet of retail/commercial space adjacent to its parking facilities.

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

In connection with the Merger, Mobile Infra Operating Partnership, L.P., a Maryland limited partnership (the “Operating Partnership”), converted from a Maryland limited partnership to a Delaware limited liability company, Mobile Infra Operating Company, LLC (following the conversion, the “Operating Company”). In connection with the conversion, each outstanding unit of partnership interest of the Operating Partnership was converted automatically, on a one-for-one basis, into an equal number of identical membership units of the Operating Company. The Company is a member of the Operating Company and owns substantially all of its assets and conducts substantially all of its operations through the Operating Company. The Operating Company is managed by a board of directors, one appointed by the Company and one appointed by the other members of the Operating Company. Currently, the two directors of the Operating Company are Manuel Chavez, III, our Chief Executive Officer and a director, and Stephanie Hogue, our President, Chief Financial Officer and a director. The Company owns approximately 67.2% of the Common Units of the Operating Company. Color Up, LLC, a Delaware limited liability company (“Color Up”) and HSCP Strategic III, LP, a Delaware limited partnership (“HS3”), are also members of the Operating Company and own approximately 26.4% and 6.4%, respectively, of the outstanding Common Units. Color Up is our largest stockholder and is controlled by Mr. Chavez, Ms. Hogue and, Jeffrey Osher, a director of the Company. HS3 is controlled by Mr. Osher.

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

Note B — Summary of Significant Accounting Policies

Basis of Accounting

Our consolidated financial statements are prepared on the accrual basis of accounting and in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information as contained in the Financial Accounting Standards Board (“FASB”) ASC, and in conjunction with rules and regulations of the SEC. Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary to give a fair presentation of operating results for the periods presented have been included. Certain prior period amounts have been reclassified to conform to the current period presentation. Operating results for the three months ended March 31, 2024, are not necessarily indicative of the results that may be expected for the year ending December 31, 2024. There were no significant changes to our significant accounting policies during the three months ended March 31, 2024 other than those noted below. For a full summary of our accounting policies, refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 filed with the SEC on March 22, 2024.

Going Concern

The accompanying consolidated financial statements are prepared in accordance with GAAP applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The going concern basis assumes that we will be able to meet our obligations and continue our operations one year from the date of the issuance of the Quarterly Report, which is dependent upon our ability to effectively implement plans related to the secured debt that matures within one year after the date of the issuance of the Quarterly Report.

We have incurred net losses since our inception and anticipate net losses for the near future. We have $90.6 million of debt maturing within twelve months of the date of the issuance of the Quarterly Report which is comprised of $58.7 million related to the Revolving Credit Facility and $31.9 million of notes payable.

We are currently analyzing financial and strategic alternatives in order to satisfy these debt maturities. While there can be no assurance that we will satisfy the debt prior to or at maturity, management has determined it is probable that we will be able to address these maturities by (i) refinancing the Revolving Credit facility or executing extension options through June 2025 made available under the Third Amendment to the Credit Agreement effective March 1, 2024 and (ii) refinancing the notes payable and/or selling the real estate investments and utilizing the sales proceeds to satisfy the related notes payable. As such, we have concluded that these plans alleviate substantial doubt about our ability to continue as a going concern.

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

Concentration

Our operators may act as agents collecting revenues on our behalf or may act as lessee if under a lease agreement. The revenue from locations where SP + Corporation (Nasdaq: SP) (“SP+”) acts as either a lease tenant or an operator agent represented 58.8% and 60.9% of our revenue, excluding commercial revenue, for the three months ended March 31, 2024 and 2023, respectively.

In addition, we had concentrations in Cincinnati (18.7% and 19.4%), Detroit (10.4% and 10.3%), and Chicago (9.2% and 9.1%) based on gross book value of real estate as of March 31, 2024 and December 31, 2023, respectively.

We had concentrations of our outstanding accounts receivable balance with SP+ of 34.9% and 60.1% as of March 31, 2024 and December 31, 2023, respectively. During the first quarter of 2024, the majority of these receivable balances represent cash paid by parkers that was collected on our behalf by these operators.

Revenue Recognition

During the first quarter of 2024, 26 of our parking facilities converted from lease arrangements with operators to contracts with the operator to provide services for a set fee. Under these contracts, the operators will run the day-to-day activities at the facilities under our direction. We recognize revenue and expenses on a gross basis as we have determined we are the principal in these arrangements. These management contracts are accounted for in accordance with ASC Topic 606, Revenue from Contracts with Customers, and the revenues associated with these contracts are recorded as Managed Property Revenue in the Consolidated Statement of Operations.

Taxes assessed by a governmental authority that are collected from a customer are excluded from revenue.

Allowance for Doubtful Accounts

Accounts receivable is primarily comprised of amounts owed to us for services provided under our managed property contracts and a note receivable related to a property sale. Amounts are recorded at the invoiced amount net of an allowance for doubtful accounts, if necessary. We apply judgment in assessing the ultimate realization of our receivables and we estimate an allowance for doubtful accounts based on various factors, such as the aging of our receivables, historical experience, and the financial condition of our obligors. Allowance for doubtful accounts was immaterial as of March 31, 2024 and December 31, 2023.

Income Taxes

Legacy MIC previously elected to be taxed as a REIT for federal income tax purposes and operated in a manner that allowed Legacy MIC to qualify as a REIT through  December 31, 2019.  As a consequence of the COVID-19 pandemic, Legacy MIC earned management income in lieu of lease income from a number of distressed tenants, which did not constitute qualifying REIT income for purposes of the annual REIT gross income tests, and, as a result, Legacy MIC was not in compliance with the annual REIT income tests for the year ended  December 31, 2020. Accordingly, Legacy MIC did not qualify for taxation as a REIT in 2020 and we continue to be taxed as a C corporation. As a C corporation, we are subject to federal income tax on our taxable income at regular corporate rates.

A full valuation allowance for deferred tax assets was historically provided each year since we believed that as a REIT it was more likely than not that it would not realize the benefits of its deferred tax assets.  As a taxable C Corporation, we have evaluated our deferred tax assets for the three months ended March 31, 2024, which consist primarily of net operating losses and our investment in the Operating Company. Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended March 31, 2024. Such objective evidence limits the ability to consider other subjective evidence, such as our projections for future growth. We have continued to generate a net loss and as such have determined that we will continue to record a full valuation allowance against our deferred tax assets for the three months ended March 31, 2024. A change in circumstances may cause us to change our judgment about whether deferred tax assets should be recorded, and further whether any such assets would more likely than not be realized. We would generally report any change in the valuation allowance through our Consolidated Statements of Operations in the period in which such changes in circumstances occur.

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

		December 31, 2024	We are currently evaluating the impact the adoption of this standard will have on our consolidated financial statements.
ASU 2023-09—Income Taxes (TOPIC 740): Improvements to Income Tax Disclosures	The amendments require additional categories within the tax rate reconciliation and provide additional information on reconciling items that are 5% or more.	December 31, 2024	We are currently evaluating the impact the adoption of this standard will have on our disclosures.
ASU 2024-01—Stock Compensation (TOPIC 718): Scope Application of Profits Interest and Similar Awards	The amendment clarifies how an entity determines whether a profits interest or similar award is (1) within the scope of ASC 718 or (2) not a share-based payment arrangement and therefore within the scope of other guidance.	December 31, 2024	We are currently evaluating the impact the adoption of this standard will have on our consolidated financial statements.

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

●	46,000 shares of Series 2 Preferred Stock were issued at a purchase price of $1,000 per share for an aggregate purchase price of $46,000,000;
●	each then issued and outstanding Class A Share and Class B Share of FWAC was converted, on a one-for-one basis, into one share of the Company’s common stock;
●	each then issued and outstanding share of Legacy MIC common stock was converted into 1.5 shares of the Company’s common stock;
●	each share of Legacy MIC Series 1 Preferred Stock and Legacy MIC Series A Preferred Stock issued and outstanding was converted into one share of Series 1 Preferred Stock and Series A Preferred Stock, as applicable;
●	the outstanding common stock warrant of Legacy MIC to purchase shares of Legacy MIC common stock at an exercise price of $11.75 per share became a warrant to purchase 2,553,192 shares of common stock of the Company at an exercise price of $7.83 per share; and
●	in connection with the conversion of the Operating Partnership into the Operating Company, each outstanding unit of partnership interest of the Operating Partnership converted automatically, on a one-for-one basis, into an equal number of identical membership units of the Operating Company.

Following the completion of the Merger, the Company had the following outstanding securities:

●	13,089,848 shares of the Company’s common stock;
●	39,811 shares of Series 1 Preferred Stock;
●	2,862 shares of Series A Preferred Stock;
●	46,000 shares of Series 2 Preferred Stock; and
●	a warrant to purchase 2,553,192 shares of the Company’s common stock at an exercise price of $7.83 per share.

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

The following table reconciles the elements of the Merger to the consolidated statements of cash flows and the consolidated statement of changes in stockholder's equity/(deficit) for the year ended December 31, 2023 (in thousands):

Fair value of Series 2 Preferred Stock	$66,700
Common stock issued in exchange for FWAC Class A and B	4,552
Less: Fair value of Earn-Out shares issued	(5,844)
Less: Equity-allocated offering costs	(11,685)
Impact to Additional-Paid in Capital	53,723
Less: Non-cash Preferred Series 2 issuance expense	(16,101)
Earn-Out liability recognized	5,844
Less: Series 2 Preferred Stock dividend paid-in-kind recognized	(4,600)
Net cash proceeds	$38,866

1,900,000 FWAC Class B Shares that converted to the Company’s common stock are subject to an earn-out structure (the “Earn-Out Shares”) under terms outlined in the Second Amended and Restated Sponsor Agreement. The Earn-Out Shares vest if certain milestones related to share price are achieved as further described in Footnote M. Because the shares have voting rights but have contingent vesting conditions, we have included the shares as issued but not outstanding on the face of the Consolidated Balance Sheets. The estimated fair value of the Earn-Out Shares was recorded as approximately $5.8 million as of the Closing Date and is presented as Earn-out Liability on the Consolidated Balance Sheets. We will estimate the fair value of this liability at each reporting date during the contingency period and record any changes to our Consolidated Statement of Operations. See Footnote M for additional fair value discussion. We allocated $0.9 million of offering costs to the Earn-Out Shares, which was recorded as part of Organization, Offering, and Other Costs on the Consolidated Statements of Operations.

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

Note D – Managed Property Revenues

Contracts with customers

At our parking facilities, we have a performance obligation to provide access to our property and space for the parker's vehicle. As compensation for that service, we are entitled to fees that will vary based on the level of usage. Substantially all of our managed property revenues come from the following two types of arrangements: Transient Parkers and Contract Parkers. We generally do not have costs associated with obtaining parking contracts as we are not obligated to pay commissions or incur additional costs to fulfill our responsibility. Revenue transactions occur over time but are generally completed within a single day for Transient Parkers and by the end of the month for Contract Parkers. Therefore we do not have any remaining performance obligations at the end of the period. We apply the practical expedient that permits exclusion of information about the remaining performance obligations that have original expected durations of one year or less.

Transient Parkers

Transient Parkers include customers who arrive at our parking facilities and have the right to park in any open spot not otherwise marked as reserved. The contract is entered into and approved by the customer entering the lot and parking based on customary business practices. The term of the contract and duration of parking is determined by the customer, who can leave at any time upon paying. The transaction price is determined using the hourly or fixed rate set at the facility, and the full transaction price is allocated to the single performance obligation. Revenue is recognized the day the parking facility is accessed.

Contract Parkers

Contract parkers include customers who pay, generally in advance, to have the right to access the facility for a set period. The access will generally be for a calendar month and may be restricted to certain days or times based on the terms of the contract. The transaction price is determined using the parking fee agreed upon and paid prior to use, with no variability or concession based on usage level, and the full transaction price is allocated to the single performance obligation. Revenue is recognized over the month the parking fee is related to.

Disaggregation of revenue

We disaggregate revenue from contracts with customers by Transient Parkers and Contract Parkers. We have concluded that such disaggregation of revenue best depicts the overall economic nature and timing of our revenue and cash flows affected by the economic factors of the respective contractual arrangement.

Disaggregated revenue for the three months ended March 31, 2024 are as follows (dollars in thousands):

For the Three Months Ended March 31, 2024
Transient Parkers	$3,266
Contract Parkers	2,172
Ancillary Revenue (1)	63
Total Managed Property Revenue	$5,501

(1)	Ancillary revenue includes contracted revenue for other uses outside of parking, such as billboard revenue, and is recognized over time.

Contract balances

The timing of revenue recognition, billings and cash collections results in accounts receivable and contract liabilities. Accounts receivable represent amounts where we have an unconditional right to the consideration and therefore only the passage of time is required for us to receive consideration due from the customer. Receivables may be from parking customers who have a contractual obligation to pay for their usage or from the operators of the facilities who have collected parking fees on our behalf. As of March 31, 2024, we had $1.0 million of outstanding accounts receivable related to our managed property revenue.

It is our standard procedure to bill Contract Parkers fifteen days prior to when they will be using the facility in accordance with agreed-upon contractual terms. Billing typically occurs prior to revenue recognition, resulting in contract liabilities. The majority of any contract liability will be recognized at end of the following month. Changes in deferred revenue primarily include prepayments for future parking months and reductions due to revenue recognition. Contract liabilities and deferred revenue are included in Accounts Payable and Accrued Expenses on the Consolidated Balance Sheets.

The following table provides information about changes to deferred revenue during the three months ended March 31, 2024 (dollars in thousands):

For the Three Months Ended March 31, 2024
Balance, beginning of period	$-
Additional deferred revenue	242
Recognition of revenue from deferred revenue	-
Balance, end of period	$242

Note E – Acquisitions and Dispositions of Investments in Real Estate

2024

In February 2024, we disposed of our Cincinnati Race Street location for $3.15 million, resulting in a loss on sale of real estate of approximately $0.1 million. As part of the agreement, we entered into a financing arrangement with the buyer with the property as collateral. Under the terms of the financing arrangement, the buyer will pay interest of 8.0% on a $3.12 million dollar note for a term of 24 months, at which time the principal amount of the loan will be due. The note is recorded as Notes Receivable on the Consolidated Balance Sheets and the interest income is recorded as Other Income on the Consolidated Statements of Operations.

2023

In February 2023, we sold a parking lot located in Wildwood, New Jersey for $1.5 million, resulting in a gain on sale of real estate of approximately $0.7 million. We received net proceeds of approximately $0.3 million after the repayment of the outstanding mortgage loan, interest and transaction costs.

Note F - Intangible Assets

A schedule of our intangible assets and related accumulated amortization as of March 31, 2024 and December 31, 2023 is as follows (dollars in thousands):

	As of March 31, 2024		As of December 31, 2023
	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
In-place lease value	$2,429	$1,909	$2,443	$1,845
Lease commissions	182	141	182	136
Indefinite lived contract	3,160	-	3,160	—
Acquired technology	4,402	1,129	4,402	1,009
Total intangible assets	$10,173	$3,179	$10,187	$2,990

Amortization of the in-place lease value, lease commissions and acquired technology are included in Depreciation and Amortization in our Consolidated Statements of Operations. Amortization expense associated with intangible assets totaled approximately $0.2 million for both the three months ended March 31, 2024 and 2023.

Estimated future amortization of intangible assets as of March 31, 2024 for each of the next five years is as follows (dollars in thousands):

	In-place lease value	Lease commissions	Acquired technology
2024 (Remainder)	$218	$17	$362
2025	182	13	480
2026	106	7	480
2027	14	4	451
2028	-	-	433
Thereafter	-	-	1,067
	$520	$41	$3,273

Note G — Notes Payable and Revolving Credit Facility

As of March 31, 2024, the principal balances on notes payable are as follows (dollars in thousands):

Loan	Original Debt Amount	Monthly Payment	Balance as of 3/31/24	Lender		Interest Rate	Loan Maturity
Mabley Place Garage, LLC	$9,000	$44	$7,375	Barclays		4.25%	12/6/2024
322 Streeter Holdco LLC	25,900	130	24,499	American National Insurance Co.		3.50%	3/1/2025
MVP Houston Saks Garage, LLC	3,650	20	2,822	Barclays Bank PLC		4.25%	8/6/2025
Minneapolis City Parking, LLC	5,250	29	4,182	American National Insurance, of NY		4.50%	5/1/2026
MVP Bridgeport Fairfield Garage, LLC	4,400	23	3,493	FBL Financial Group, Inc.		4.00%	8/1/2026
West 9th Properties II, LLC	5,300	30	4,303	American National Insurance Co.		4.50%	11/1/2026
MVP Fort Worth Taylor, LLC	13,150	73	10,709	American National Insurance, of NY		4.50%	12/1/2026
MVP Detroit Center Garage, LLC	31,500	194	26,616	Bank of America		5.52%	2/1/2027
MVP St. Louis Washington, LLC (1)	1,380	8	1,232	KeyBank	*	4.90%	5/1/2027
St. Paul Holiday Garage, LLC (1)	4,132	24	3,688	KeyBank	*	4.90%	5/1/2027
Cleveland Lincoln Garage, LLC (1)	3,999	23	3,569	KeyBank	*	4.90%	5/1/2027
MVP Denver Sherman, LLC (1)	286	2	255	KeyBank	*	4.90%	5/1/2027
MVP Milwaukee Arena Lot, LLC (1)	2,142	12	1,912	KeyBank	*	4.90%	5/1/2027
MVP Denver 1935 Sherman, LLC (1)	762	4	680	KeyBank	*	4.90%	5/1/2027
MVP Louisville Broadway Station, LLC (2)	1,682	I/O	1,682	Cantor Commercial Real Estate	**	5.03%	5/6/2027
MVP Whitefront Garage, LLC (2)	6,454	I/O	6,454	Cantor Commercial Real Estate	**	5.03%	5/6/2027
MVP Houston Preston Lot, LLC (2)	1,627	I/O	1,627	Cantor Commercial Real Estate	**	5.03%	5/6/2027
MVP Houston San Jacinto Lot, LLC (2)	1,820	I/O	1,820	Cantor Commercial Real Estate	**	5.03%	5/6/2027
St. Louis Broadway, LLC (2)	1,671	I/O	1,671	Cantor Commercial Real Estate	**	5.03%	5/6/2027
St. Louis Seventh & Cerre, LLC (2)	2,057	I/O	2,057	Cantor Commercial Real Estate	**	5.03%	5/6/2027
MVP Indianapolis Meridian Lot, LLC (2)	938	I/O	938	Cantor Commercial Real Estate	**	5.03%	5/6/2027
St Louis Cardinal Lot DST, LLC	6,000	I/O	6,000	Cantor Commercial Real Estate	**	5.25%	5/31/2027
MVP Preferred Parking, LLC	11,330	66	10,969	Key Bank	**	5.02%	8/1/2027
MVP Memphis Poplar	1,800	14	1,800	KeyBank		7.94%	3/1/2029
MVP St. Louis	4,100	31	4,100	KeyBank		7.94%	3/1/2029
Less unamortized loan issuance costs			(772)
			$133,681

(1)	We issued a promissory note to KeyBank for $12.7 million secured by the pool of properties.
(2)	We issued a promissory note to Cantor Commercial Real Estate Lending, L.P. for $16.25 million secured by the pool of properties.

* 2 Year Interest Only

** 10 Year Interest Only

I/O - Interest Only

In  February 2024, we refinanced the note payable for MVP St. Louis 2013 and MVP Memphis Poplar with a five year, $5.9 million note payable with an interest rate of 7.94%.

Reserve funds are generally required for repairs and replacements, real estate taxes, and insurance premiums.  Some notes contain various terms and conditions including debt service coverage ratios and debt yield limits. As of  March 31, 2024, borrowers for two of our loans totaling $38.0 million, failed to meet certain loan covenants. As a result, we are subject to additional cash management procedures, which resulted in approximately $1.0 million of restricted cash as of  March 31, 2024. In order to exit cash management, certain debt service coverage ratios or debt yield tests must be exceeded for two consecutive quarters to return to less restrictive cash management procedures.

As of March 31, 2024, future principal payments on notes payable are as follows (dollars in thousands):

2024 (remainder)	9,749
2025	29,166
2026	22,785
2027	67,151
2028	95
Thereafter	5,507
Total	$134,453

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

In March 2024, we executed the Third Amendment to the Credit Agreement, which provided extension options through June 2025 with increased interest rate spreads above SOFR at each extension. We executed one of these options, which extends the maturity through October 2024. Exercising an option following that maturity date would result in an interest rate spread above SOFR of 3.5%. In March 2024, we requested, and KeyBank accepted, a fixed all-in rate on our Revolving Credit Facility of 8.5% from April 1 until July 1, 2024.

As of March 31, 2024, the balance of unamortized loan fees associated with the Revolving Credit Facility is $0.3 million which is being amortized to Interest Expense, Net in the Consolidated Statements of Operations over the remaining term.

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

In March 2020, the Legacy MIC Board unanimously authorized the suspension of the payment of distributions on the Series A Preferred Stock; however, such distributions will continue to accrue in accordance with the terms of the Series A Preferred Stock. As of March 31, 2024 and December 31, 2023, approximately $0.7 million and $0.8 million of Series A Preferred Stock distributions that were accrued and unpaid, respectively, are included in Accrued Preferred Distributions on the Consolidated Balance Sheet.

Subject to our redemption rights, each share of Series A Preferred Stock is convertible into common stock at the election of the holder thereof by delivery of a written notice. Each share of Series A Preferred Stock will convert into a number of shares of common stock determined by dividing the sum of (i) 100% of the Series A Preferred Stock stated value, which is $1,000, plus (ii) any accrued but unpaid dividends to, but not including, the date of conversion by the volume weighted average price per share of common stock for the 20 trading days prior to the delivery date of the receipt of the notice.

During the first quarter of 2024, approximately 300 shares of Series A Preferred Stock converted to approximately 100,000 shares of common stock and the payment of accrued distributions in common stock are shown as a non-cash item in the Consolidated Statements of Cash Flows.

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

On March 24, 2020, the Legacy MIC Board unanimously authorized the suspension of the payment of distributions on the Series 1 Preferred Stock, however, such distributions will continue to accrue in accordance with the terms of the Series 1 Preferred Stock. As of March 31, 2024 and December 31, 2023, approximately $9.5 million and $9.7 million of Series 1 Preferred Stock distributions that were accrued and unpaid, respectively, are included in Accrued Preferred Distributions on the consolidated balance sheet.

Subject to our redemption rights, each share of Series 1 Preferred Stock is convertible into common stock at the election of the holder thereof by delivery of a written notice. Each share of Series 1 Preferred Stock will convert into a number of shares of common stock determined by dividing the sum of (i) 100% of the Series 1 Preferred Stock stated value, which is $1,000, plus (ii) any accrued but unpaid dividends to, but not including, the date of conversion by the volume weighted average price per share of common stock for the 20 trading days prior to the receipt of the notice.

During the first quarter of 2024, approximately 2,200 shares of Series 1 Preferred Stock converted to approximately 680,000 shares of common stock and the payment of accrued distributions in common stock are shown as a non-cash item in the Consolidated Statements of Cash Flows.

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

Convertible Noncontrolling Interests

As of March 31, 2024, the Operating Company had approximately 42.6 million Common Units outstanding, excluding any equity incentive units granted. Beginning six months after first acquiring Common Units, each member will have the right to redeem the Common Units for either cash or common stock, subject to both our discretion and the terms and conditions set forth in the limited liability company agreement of the Operating Company (the “Operating Agreement”).

The Common Units not held by the Company outstanding as of March 31, 2024 are classified as noncontrolling interests within permanent equity on our Consolidated Balance Sheet.

Note I — Stock-Based Compensation

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

The following table sets forth a roll forward of all incentive equity awards for the three months ended March 31, 2024:

	As of March 31, 2024
	Number of Incentive Equity Awards	Weighted Avg Grant FV Per Share
Unvested - January 1, 2024	2,825,122	$8.22
Granted	1,381,833	4.06
Vested	(355,196)	4.76
Forfeited	—	—
Unvested - March 31, 2024	3,851,759	$7.05

We recognized $1.8 million and $1.7 million of equity-based compensation expense for the three months ended March 31, 2024 and 2023, respectively, which is included in General and Administrative in the Consolidated Statements of Operations. The remaining unrecognized compensation cost of approximately $5.6 million, which excludes $11.6 million related to awards deemed not probable to achieve their performance target, will be recognized over a weighted average term of 1.5 years.

Note J – Earnings Per Share

Basic and diluted loss per weighted average common share (“EPS”) is calculated by dividing net income (loss) attributable to our common stockholders, including any participating securities, by the weighted average number of shares outstanding for the period. We include the effect of participating securities in basic and diluted earnings per share computations using the two-class method of allocating distributed and undistributed earnings when the two-class method is more dilutive than the treasury stock method. Outstanding warrants and stock-based compensation were antidilutive as a result of the net loss for the three months ended March 31, 2024 and 2023 and therefore were excluded from the dilutive calculation. We include unvested PUs as contingently issuable shares in the computation of diluted EPS once the market criteria is met, assuming that the end of the reporting period is the end of the contingency period. We had 3.9 million unvested service-and performance-based awards which are considered antidilutive to the dilutive loss per share calculation for the three months ended March 31, 2024 and 2023.

The following table reconciles the numerator and denominator used in computing our basic and diluted per-share amounts for net loss attributable to common stockholders for the three months ended March 31, 2024 and 2023 (dollars in thousands):

	For the three months ended
	March 31, 2024	March 31, 2023
Numerator:
Net loss attributable to MIC	$(2,626)	$(2,298)
Net loss attributable to participating securities	—	—
Net loss attributable to MIC common stock	$(2,626)	$(2,298)
Denominator:
Basic and dilutive weighted average shares of Common Stock outstanding	28,237,352	13,089,848
Basic and diluted loss per weighted average common share:
Basic and dilutive	$(0.09)	$(0.18)

Note K – Right of Use Asset and Lease Liability

We are the lessee in a ground lease for additional space at one location with a commencement date of January 1, 2024. The lease has a fourteen-year term, including extension options, with an annual payment of $40,457 per annum for the first year and increased each year by the lesser of 3.5% and the Consumer Price Index. The lease is accounted for as an operating lease under ASU 2016-02, Leases – (Topic 842). We recognized a Right of Use (“ROU”) Leased Asset and a Right of Use (“ROU”) Lease Liability on the lease commencement date which is included in Land and Improvements and Accounts Payable and Accrued Expenses, respectively, on the Consolidated Balance Sheets. Through the discounting of the remaining lease payments at our incremental borrowing rate of 8.42%, the value of both the ROU asset and ROU liability on  March 31, 2024 was approximately $0.3 million. We recognized approximately $9,000 of operating lease expense during the three months ended March 31, 2024. This expense is included in Property Operating Expense on the Consolidated Statements of Operations. Changes in the lease liability and lease asset amortization expense were not material in the Statement of Cash Flows.

As of March 31, 2024, future lease payments are as follows (dollars in thousands):

As of March 31, 2024
2024 (remainder)	30
2025	40
2026	40
2027	40
2028	40
Thereafter	366
Total lease payments	556
Less amount representing interest	(227)
Total	$329

Note L – Variable Interest Entities

We, through a wholly owned subsidiary of the Operating Company, own a 51.0% beneficial interest in MVP St. Louis Cardinal Lot, DST, a Delaware Statutory Trust (“MVP St. Louis”). MVP St. Louis is the owner of a 2.56-acre, 376-vehicle commercial parking lot, known as the Cardinal Lot.

MVP St. Louis is considered VIE and we conclude that we are the primary beneficiary since the power to direct the activities that most significantly impact the economic performance of MVP St. Louis was held by MVP Parking DST, LLC (the “Manager”) and certain subsidiaries of the Manager, which is controlled by Mr. Chavez.

As a result, we consolidate our investment in MVP St. Louis and MVP St. Louis Cardinal Lot Master Tenant, LLC, which had total assets of approximately $12.0 and $13.0 million (substantially all real estate investments) and liabilities of approximately $6.1 and $6.6 million (substantially all mortgage debt) as of March 31, 2024 and December 31, 2023, respectively.

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

Our financial instruments include cash and cash equivalents, restricted cash, accounts receivable, notes receivable and accounts payable. Due to their short maturities or recent nature, the carrying amounts of these assets and liabilities approximate fair value. The estimated fair value of our debt (including notes payable and the Revolving Credit Facility) was derived using Level 2 inputs and approximates $185.3 million and $182.9 million as of March 31, 2024 and December 31, 2023, respectively.

Recurring and Nonrecurring Fair Value Measurements

Our Earn-out Shares and interest rate cap are measured and recognized at fair value on a recurring basis, while certain real estate assets and liabilities are measured and recognized at fair value as needed. Fair value measurements that occurred as of and during the three months ended March 31, 2024 and the year ended December 31, 2023 were as follows (in thousands):

	March 31, 2024			December 31, 2023
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Recurring
Earn-out Shares	-	-	1,125	-	-	1,779
Interest Rate Cap	-	-	-	-	54	-

Nonrecurring
Impaired real estate assets	-	-	450	-	-	50,536

Earn-Out Shares

The terms of the Earn-Out Shares allow an additional 1,900,000 shares to vest if certain milestones are achieved:

●	950,000 shares vest if the aggregate volume-weighted average price for any 5-consecutive trading day period equals or exceeds $13.00 per share prior to December 31, 2026
●	950,000 shares vest if the aggregate volume-weighted average price for any 5-consecutive trading day period equals or exceeds $16.00 per share prior to December 31, 2028

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

We recognized a gain of approximately $0.7 million during the three months ended March 31, 2024, as a result of changes in the estimated fair values after the Merger. The gain is recorded as the Change in Fair Value of Earn-out Liability in the Consolidated Statements of Operations. The following table reflects the change in value during the three months ended March 31, 2024 (in thousands):

Level 3 Liability
Balance as of January 1, 2024	$(1,779)
Change in fair value recognized in earnings	654
Balance as of March 31, 2024	$(1,125)

Impairment

Our real estate assets are measured and recognized at fair value on a nonrecurring basis when we determine an impairment has occurred. To estimate fair value we  may use internally developed valuation models or independent third-parties where available. In either case, the fair value of real estate  may be based on a number of approaches including the income capitalization approach, sales comparable approach or discounted cash flow approach. We utilize market data such as sales price per stall on comparable recent real estate transactions to estimate the fair value of the real estate assets. We also utilize expected net sales proceeds to estimate the fair value of any real estate assets that are actively being marketed for sale. Because we use estimates and assumptions regarding an assets’ future performance and cash flows as well as market conditions and discount rates, we determined the impaired assets would fall under Level 3 of the fair value hierarchy. During the three months ended March 31, 2024, we impaired approximately $0.2 million of our real estate assets as a result of a planned disposition of a property.

Note N— Commitments and Contingencies

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

In March 2023, Legacy MIC's former CEO filed a complaint against Legacy MIC. On September 6, 2023, the parties entered into a settlement agreement and we recognized a gain of approximately $1.2 million which was recorded as Other Income, Net in the Consolidated Statements of Operations for the three months ended September 30, 2023.

In January 2023, the 43rd District Court of Parker County, Texas, entered summary judgment against MVP Fort Worth Taylor, LLC, a subsidiary of Legacy MIC, in favor of the plaintiff, John Roy, who alleged that he was due a commission relating to a proposed sale of the Fort Worth Taylor parking facility which was never consummated. Legacy MIC filed an appeal. As a result of the court’s summary judgment, in December 2022 we recognized a charge of $0.7 million for the full estimated amount of damages (including legal fees and costs). During the first quarter of 2023, and as part of the appeals process, Legacy MIC posted cash collateral of $0.7 million for an appeals bond, which is reflected in Cash-Restricted on our Consolidated Balance Sheets. In February 2024 we signed a settlement agreement which would result in the sale of one of our properties to John Roy with the estimated $0.7 million of damages being given as a credit at the time of sale. This sale is contingent upon John Roy obtaining a lender commitment for financing by April 15, 2024, as well as normal due diligence contingencies in the purchase contract. As of the date of this filing, John Roy has obtained financing and due diligence is in process.

In September 2023, we entered into arbitration with one vendor regarding disputes over amounts payable. The entire balance in dispute of approximately $1.8 million is accrued for in Accounts Payable and Accrued Expenses on the Consolidated Balance Sheets.

Note O — Related Party Transactions and Arrangements

Three of our assets, 1W7 Carpark, 222W7 and Whitefront Garage, are currently operated by PCA, Inc., dba Park Place Parking. Park Place Parking is a private parking operator that is wholly owned by relatives of our CEO. Our CEO is neither an owner nor beneficiary of Park Place Parking. Park Place Parking has been operating these assets for six and five years, respectively. Both assets were acquired in 2021 with their management agreements in place. As of March 31, 2024 and December 31, 2023, we recorded balances of approximately $0.4 million and $0.1 million, respectively, from Park Place Parking which are included in Accounts Receivable, Net on the Consolidated Balance Sheets and were subsequently paid within terms of the lease agreement.

In  May 2022, we entered into a lease agreement with ProKids, an Ohio not-for-profit. An immediate family member of our CEO is a member of the Board of Trustees and President of that organization.  ProKids leased 21,000 square feet of vacant unfinished commercial space in a 531,000 square foot building in Cincinnati, Ohio for 120 months. ProKids will invest in the tenant improvements in this space and ultimately use it as their headquarters location. ProKids will have no rent due to us throughout the lease term, other than a rental fee on parking spaces used by the ProKids staff and visitors. As of March 31, 2024, ProKids does not owe us rental income related to the lease agreement.

In connection with our recapitalization transaction in August 2021, we owe approximately $0.5 million to certain member entities of Color Up relating to prorated revenues for the month of  August 2021 of the three properties contributed by Color Up. The accrual is reflected within Due to Related Parties on the Consolidated Balance Sheets.

We have agreed to pay for certain tax return preparation services of Color Up and certain member entities of Color Up as well as certain legal services in connection with the Registration Rights Agreement. We have incurred approximately $0.1 million related to these services which is reflected in General and Administrative and Other Income (Expense) on the Consolidated Statements of Operations for the three months ended March 31, 2024. Total fees are estimated to be approximately $0.2 million.

License Agreement

On August 25, 2021, we entered into a Software License and Development Agreement with an affiliate of Bombe Asset Management, Ltd., an affiliate of our CEO and CFO (the “Supplier”), pursuant to which we granted to the Supplier a limited, non-exclusive, non-transferable, worldwide right and license to access certain software and services for a fee of $5,000 per month.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a financial review and analysis of our financial condition and results of operations for the three months ended March 31, 2024 and 2023. This discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and the notes thereto and Management’s Discussion and Analysis of Financial Conditions and Results of Operations in our annual report on Form 10-K for the fiscal year ended December 31, 2023. Unless otherwise indicated, references in this Quarterly Report on Form 10-Q (this “Quarterly Report”) to “MIC,” “we,” “us,” “our,” and the “Company” refer to Mobile Infrastructure Corporation and its consolidated subsidiaries prior to the closing of the Merger and to Mobile Infrastructure Corporation (f/k/a Fifth Wall Acquisition Corp. III) and its consolidated subsidiaries following the closing of the Merger, as the context requires. References in this Quarterly Report to “Legacy MIC” refer to Mobile Infrastructure Corporation and its consolidated subsidiaries prior to the closing of the Merger. References in this Quarterly Report to “FWAC” refer to Fifth Wall Acquisition Corp. III.

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

The forward-looking statements included herein are based upon our current expectations, plans, estimates, assumptions and beliefs, which involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, the actual results and performance could differ materially from those set forth in the forward-looking statements. Factors which could have a material adverse effect on operations and future prospects include, but are not limited to:

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
●

other risks and uncertainties discussed in Part I, Item 1A, “Risk Factors” and in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

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

In addition, statements of belief and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Quarterly Report, and while we believe such information forms a basis for such statements, such information may be limited or incomplete, and statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain, involve risks and are subject to change based on various factors, including those discussed in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report.

Overview

Mobile Infrastructure Corporation (formerly known as Fifth Wall Acquisition Corp. III or “FWAC”) is a Maryland corporation. We focus on acquiring, owning and leasing parking facilities and related infrastructure, including parking lots, parking garages and other parking structures throughout the United States. We target both parking garage and surface lot properties primarily in the top 50 U.S. Metropolitan Statistical Areas, with proximity to key demand drivers, such as commerce, events and venues, government and institutions, hospitality and multifamily central business districts. As of March 31, 2024, we own 42 parking facilities in 21 separate markets throughout the United States, with a total of approximately 15,400 parking spaces and approximately 5.2 million square feet. We also own approximately 0.2 million square feet of retail/commercial space adjacent to its parking facilities.

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

In connection with the Merger, Mobile Infra Operating Partnership, L.P., a Maryland limited partnership (the “Operating Partnership”), converted from a Maryland limited partnership to a Delaware limited liability company, Mobile Infra Operating Company, LLC (following the conversion, the “Operating Company”). In connection with the conversion, each outstanding unit of partnership interest of the Operating Partnership was converted automatically, on a one-for-one basis, into an equal number of identical membership units of the Operating Company. The Company is a member of the Operating Company and owns substantially all of its assets and conducts substantially all of its operations through the Operating Company. The Operating Company is managed by a board of directors, one appointed by the Company and one appointed by the other members of the Operating Company. Currently, the two directors of the Operating Company are Manuel Chavez, III, our Chief Executive Officer and a director, and Stephanie Hogue, our President, Chief Financial Officer and a director. The Company owns approximately 67.2% of the Common Units of the Operating Company. Color Up, LLC, a Delaware limited liability company (“Color Up”) and HSCP Strategic III, LP, a Delaware limited partnership (“HS3”), are also members of the Operating Company and own approximately 26.4% and 6.4%, respectively, of the outstanding Common Units. Color Up is our largest stockholder and is controlled by Mr. Chavez, Ms. Hogue and, Jeffrey Osher, a director of the Company. HS3 is controlled by Mr. Osher.

Trends and Other Factors Affecting our Business

Various trends and other factors affect or have affected our operating results, including but not limited to the general market conditions, the strength of the broader U.S. economy and the trajectory of activity of consumers with regard to their use of the parking facilities, fuel prices, inflation trends and interest rates.

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

Managed Property Revenue Contracts

In the first quarter of 2024, 26 of our 42 assets converted to management contracts. We believe asset management contracts provide the opportunity for net operating income ("NOI") growth through more transparent and controlled expense management, and will reduce the revenue variability associated with the timing of payments for contract parking agreements. In addition, the move to management contracts properly aligns the incentives and rewards for revenue growth between the third-party operator and the company. This change is also expected to result in better revenue linearity compared to revenue recognition in our lease agreements, in which lease payments are based on cash collections from operators. Overall, the conversion to contracts also provides enhanced visibility on the performance of the portfolio within our financial results. Our intent is to convert the remaining assets to asset management contracts by the end of 2027, with additional assets expected to be converted in 2024.

Results of Operations for the three months ended March 31, 2024 (dollars in thousands):

	For the Three Months Ended March 31,
	2024	2023	$ Change	% Change
Revenues
Managed Property Revenue	$5,501	$—	$5,501	100.0%
Base Rent Income	1,643	2,080	(437)	(21.0)%
Percentage rental income	1,683	5,023	(3,340)	(66.5)%
Total revenues	$8,827	$7,103	$1,724	24.3%

Total revenues

The increase in total revenues for the three months ended March 31, 2024 compared to the same period in 2023 is due primarily to 26 of our 42 assets converting to management contracts in the first quarter of 2024, as noted above. The change to management contracts results in us recognizing revenue from all parking transactions at those locations. Under the previous lease agreements, we only received a portion of the revenue after a certain threshold was reached.

	For the Three Months Ended March 31,
	2024	2023	$ Change	% Change
Operating expenses
Property taxes	$1,904	$1,756	$148	8.4%
Property operating expense	1,521	518	1,003	NM
General and administrative	3,017	2,620	397	15.2%
Professional fees	689	469	220	46.9%
Organizational, offering and other costs	—	33	(33)	(100.0)%
Depreciation and amortization expenses	2,093	2,126	(33)	(1.6)%
Impairment	157	—	157	100.0%
Total operating expenses	$9,381	$7,522	$1,859	24.7%

(1)	Line items that result in a percent change that exceed certain limitations are considered not meaningful (“NM”) and indicated as such.

Property operating expense

The increase in property operating expense for the three months ended March 31, 2024 compared to the same period in 2023 is due primarily to 26 of our 42 assets converting to management contracts in the first quarter of 2024, as noted above. The change to management contracts results in higher reflected operating expenses as revenues reported were net of certain costs under the previous lease agreements.

General and administrative

The $0.4 million increase in general and administrative expenses during the three months ended March 31, 2024 compared to the three months ended March 31, 2023 is primarily attributable to non-cash compensation cost for certain executive LTIP Units and restricted stock units granted in January 2024 as well as an increase in payroll and technology expenses.

Professional fees

Professional fees increased by approximately $0.2 million during the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The increase was primarily attributable to higher utilization of legal professional services firms in 2024.

Impairment

During the three months ended March 31, 2024, we impaired approximately $0.2 million of our real estate assets as a result of a planned disposition of a property.

	For the Three Months Ended March 31,
	2024	2023	$ Change	% Change
Other
Interest expense	(2,979)	(3,599)	620	(17.2)%
(Loss) Gain on sale of real estate	(42)	660	(702)	(106.4)%
Other (expense) income, net	(68)	15	(83)	NM
Change in fair value of Earn-out liability	654	—	654	100.0%
Total other expense	$(2,435)	$(2,924)	$489	(16.7)%

Interest expense

The decrease in interest expense of approximately $0.6 million during the three months ended March 31, 2024 compared to the same period in the prior year is primarily attributable to the repayment of $9.9 million of mortgage loans and the paydown of $15.0 million on the Revolving Credit Facility in Q2 2023 partially offset by increases in interest rates on the Revolving Credit Facility compared to the prior year.

(Loss) Gain on sale of real estate

In February 2024, we disposed of our Cincinnati Race Street location for $3.15 million, resulting in a loss on sale of real estate of approximately $0.1 million.

In February 2023, we sold a parking lot located in Wildwood, New Jersey for $1.5 million, resulting in a gain on sale of real estate of approximately $0.7 million. We received net proceeds of approximately $0.3 million after the repayment of the outstanding mortgage loan, interest and transaction costs.

Change in the fair value of the Earn-out liability

In connection with the Merger, in August 2023 we recognized a liability for Earn-Out Shares which may vest if certain hurdles are met regarding share price. Changes to the fair value during the period are based on changes in Company stock price and are reflected in earnings.

Non-GAAP Measures

Net Operating Income

NOI is presented as a supplemental measure of our performance. We believe that NOI provides useful information to investors regarding our results of operations, as it highlights operating trends such as pricing and demand for our portfolio at the property level as opposed to the corporate level. NOI is calculated as total revenues less property operating expenses and property taxes. We use NOI internally in evaluating property performance, measuring property operating trends, and valuing properties in our portfolio. Other real estate companies may use different methodologies for calculating NOI, and accordingly, our NOI may not be comparable to other real estate companies. NOI should not be viewed as an alternative measure of our financial performance as it does not reflect the impact of general and administrative expenses, depreciation and amortization, interest expense, other income and expenses, or the level of capital expenditures necessary to maintain the operating performance of our properties that could materially impact our results from operations.

The following table presents our NOI as well as a reconciliation of NOI to Net Loss, the most directly comparable financial measure under U.S. GAAP reported in our consolidated financial statements, for the three months ended March 31, 2024 and 2023 (dollars in thousands):

	For the Three Months Ended March 31,
	2024	2023	% Change
Revenues
Managed Property Revenue	$5,501	$—
Base Rent Income	1,643	2,080
Percentage rental income	1,683	5,023
Total revenues	8,827	7,103	24.3%
Less:
Property taxes	1,904	1,756
Property operating expense	1,521	518
Net Operating Income	5,402	4,829	11.9%

Reconciliation
Net loss	(2,989)	(3,343)
Loss (gain) on sale of real estate	42	(660)
Other expense (income)	68	(15)
Change in fair value of Earn-out liability	(654)	—
Interest expense	2,979	3,599
Depreciation and amortization	2,093	2,126
General and administrative	3,017	2,620
Professional fees	689	469
Organizational, offering and other costs	-	33
Impairment	157	-
Net Operating Income	$5,402	$4,829

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

The following table presents our calculation of EBITDA and Adjusted EBITDA for the for the three months ended March 31, 2024 and 2023 (dollars in thousands):

	For the Three Months Ended March 31,
	2024	2023
Reconciliation of Net loss to Adjusted EBITDA Attributable to the Company
Net Income (Loss)	$(2,989)	$(3,343)
Interest expense	2,979	3,599
Depreciation and amortization	2,093	2,126
EBITDA Attributable to the Company	$2,083	$2,382
Organization and offering costs	-	33
Impairment of real estate	157	-
Change in fair value of Earnout liability	(654)	-
Loss (gain) on sale of real estate	42	(660)
Transaction costs	105	-
Equity based compensation	1,799	1,654
Adjusted EBITDA Attributable to the Company	$3,532	$3,409

Liquidity and Capital Resources

Sources and Uses of Cash

Aside from standard operating expenses, we expect our principal cash demands in both the short term and long term to be for:

●	principal and interest payments on our outstanding indebtedness;
●	capital expenditures; and
●	acquisitions of assets.

Our principal source of funds will be rental income and managed property revenue at our parking facilities as well as existing cash on hand as a result of the Merger and the Preferred PIPE Investment. We also may sell properties that we own or place mortgages on properties that we own to raise capital.

We have $90.6 million of debt maturing within twelve months of the date of the issuance of the Quarterly Report which is comprised of $58.7 million related to the Revolving Credit Facility and $31.9 million of notes payable.  We are currently analyzing financial and strategic alternatives in order to satisfy these debt maturities.  See Note B — Summary of Significant Accounting Policies in Part I, Item 1 Notes to the Consolidated Financial Statements of this Quarterly Report for further discussion.

Debt

During 2023 and the first quarter of 2024, we have taken steps to both extend and ladder maturities in our debt profile, including:

●	In September 2023, we paid approximately $9.9 million to Vestin Realty Mortgage II, Inc. ("Vestin"), which represented payment in full of five notes held by Vestin.
●	In February 2024, we refinanced $5.5 million of notes payable maturing in March 2024 with a 5-year note for $5.9 million.
●	In March 2024, we executed the Third Amendment to the Credit Agreement, which provided extension options through June 2025 with increased interest rate spreads above SOFR at each extension. We executed one of these options, which extends the maturity through October 2024. Exercising an option following that maturity date would result in an interest rate spread above SOFR of 3.5%. We intend to pursue additional refinancing options related to the Credit Agreement and our near-term maturities.

Certain lenders may require reserves related to capital improvements, insurance, and excess cash. These lender-required reserves make up the majority of our restricted cash amounts as of March 31, 2024.

Capital Expenditures

Existing capital expenditure activities expected to be completed in the near-term for general maintenance are expected to cost approximately $0.5 million.

Asset Acquisitions

Our future acquisitions or development of properties cannot be accurately projected because such acquisitions or development activities depend upon available opportunities that come to our attention and upon our ability to successfully acquire, develop, finance and lease such properties. However, we have identified a pipeline of acquisition opportunities that we believe is bespoke and actionable, while being largely off-market and unavailable to our competitors. As of March 31, 2024, we have identified and are evaluating several parking facilities with approximately $300 million in asset value as potential acquisition targets.

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

We are currently accruing dividends in accordance with the terms of the Series A Preferred Stock and Series 1 Preferred Stock. As of March 31, 2024, the balance unpaid dividends outstanding was approximately $0.7 million and $9.5 million for Series A Preferred Stock and Series 1 Preferred Stock, respectively. No cash dividend on the Common Stock can be paid until the preferred distributions are paid.

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

Sources and Uses of Cash

The following table summarizes our cash flows for the three months ended March 31, 2024 and 2023 (dollars in thousands):

	For the Three Months Ended March 31,
	2024	2023
Net cash (used in) operating activities	$(1,357)	$(3,063)
Net cash (used in) provided by investing activities	$(409)	$1,228
Net cash (used in) financing activities	$(1,001)	$(2,069)

Comparison of the three months ended March 31, 2024 to the three months ended March 31, 2023:

Cash flows from operating activities

The cash used in operating activities for the three months ended March 31, 2024 was primarily attributable to payment of certain general and administrative and professional fees and changes in working capital which offset the benefit of changes in NOI for the period.

Cash flows from investing activities

The cash used in investing activities during the three months ended March 31, 2024 was primarily attributable to capital expenditures and payments on sale of one parking asset in February 2024 as the sale was financed with a note receivable. The cash used in investing activities during the three months ended March 31, 2023 was primarily attributable to routine and strategic capital expenditures and the sale of one parking asset in February 2023.

Cash flows from financing activities

The cash used in financing activities during the three months ended March 31, 2024 was primarily attributable to the refinancing of certain notes payable and related loan fees. The cash used in financing activities during the three months ended March 31, 2023 was primarily attributable to principal payments on mortgage loans, including $1.0 million for the one parking asset sold in February 2023, as well as distribution payments to non-controlling interest holders in MVP St. Louis Cardinal Lot, DST.

Seasonality and Quarterly Results

Certain demand drivers of our business are subject to seasonal fluctuations, specifically those impacted by sports seasons, concerts and theaters. Some of our locations may also see fluctuations in demand due to inclement weather, especially in our Midwest markets. These factors are unique to each location and we expect the fluctuations will primarily impact transient parking revenues while contract parking revenues will remain relatively stable. Because of these seasonality factors, and other factors described herein, results for any quarter are not necessarily indicative of the results that may be achieved for the full fiscal year.

Critical Accounting Policies

Our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the U.S. Securities and Exchange Commission (the "SEC") on March 22, 2024, contains a description of our critical accounting policies and estimates, including those relating to merger accounting, real estate investments and acquisitions. There have been no significant changes to our critical accounting policies during 2024.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 under the Exchange Act and are not required to provide the information under this item.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, prior to filing this Quarterly Report. Based on this evaluation, our principal executive and principal financial officer concluded that, as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures were not effective because of the material weaknesses in internal control over financial reporting.

(b) Remediation Plan and Status

As previously described in Part II, Item 9A of the Annual Report on Form 10-K for the fiscal year ended December 31, 2023, we identified a material weakness in our internal controls over financial reporting related to (i) the lack of appropriate segregation of duties within the accounting and finance groups and (ii) the ineffective design, implementation, and operation of controls relevant to the financial reporting process, specifically related to the documentation of the review of controls.

Our remediation efforts are ongoing and we continue our initiatives to implement and document policies, procedures, and internal controls. Remediation of the identified material weaknesses and strengthening our internal control environment will require substantial effort throughout 2024 and beyond. While we believe the steps taken to date and those planned for implementation will improve our internal controls over financial reporting, we have not completed all remediation efforts. The planned remediation activities described in Part II, Item 9A of the Annual Report on Form 10-K for the fiscal year ended December 31, 2023 highlight our commitment to remediating our identified material weaknesses and remain largely unchanged through the date of filing this Quarterly Report.

The following remedial actions have been identified and initiated as of March 31, 2024:

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

(c) Changes in Internal Control over Financial Reporting

Except for the changes related to our remediation efforts described above, there was no change in our internal control over financial reporting that occurred during the first quarter of 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

The nature of our business exposes its properties, the Company, the Operating Company, and its other subsidiaries to the risk of claims and litigation in the normal course of business. Other than as noted above or routine litigation arising out of the ordinary course of business, we are not presently subject to any material litigation nor, to its knowledge, is any material litigation threatened against us.

See Note N — Commitments and Contingencies in Part I, Item 1 Notes to the Consolidated Financial Statements of this Quarterly Report, which information is incorporated herein by reference.

Item 1A. Risk Factors

There have been no material changes from the risk factors set forth in our annual report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 22, 2024.

Item 5. Other Information

During the fiscal quarter ended  March 31, 2024, no directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

Item 6. Exhibits

The exhibits filed as part of this Quarterly Report are listed in the index to exhibits immediately preceding such exhibits, which index to exhibits is incorporated herein by reference.

Exhibit No.	Description of Exhibit	Form	Exhibit or Annex	Filing Date	File Number
3.1	Articles of Incorporation of MIC	8-K	3.1	August 31, 2023	001-40415
3.2	Bylaws of MIC	8-K	3.3	August 31, 2023	001-40415
10.1#	Third Amendment to Credit Agreement, dated as of March 1, 2024, by and among Mobile Infra Operating Company, LLC, certain subsidiaries of Mobile Infrastructure Corporation, as borrowers party thereto, Mobile Infrastructure Corporation, and KeyBank National Association, as administrative agent and lender	8-K	10.1	March 5, 2024	001-40415
31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Linkbase Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed concurrently herewith.
**	Furnished herewith
#	Certain of the exhibits or schedules to this exhibit have been omitted in accordance with Item 601(a)(5) of Regulation S-K. The registrant agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Mobile Infrastructure Corporation

Date: May 15, 2024	By:	/s/ Manuel Chavez
Manuel Chavez
Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2024	By:	/s/ Stephanie Hogue
Stephanie Hogue
President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)