Form 10-Q
period 2024-06-30
Mobile Infrastructure Corp
filed 2024-08-13
CIK 1847874

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark one)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number: 001-40415

MOBILE INFRASTRUCTURE CORPORATION
(Exact name of registrant as specified in its charter)

Maryland	32-0777356
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

30 W. 4th Street
Cincinnati, Ohio	45202
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (513) 834-5110

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbols(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	BEEP	NYSE American LLC

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

As of August 1, 2024, there were 32.1 million shares of the registrant's common stock outstanding.

PART I            Financial Information

Item 1.  Financial Statements

MOBILE INFRASTRUCTURE CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	As of June 30, 2024	As of December 31, 2023
	(unaudited)
ASSETS
Investments in real estate
Land and improvements	$160,235	$161,291
Buildings and improvements	259,604	260,966
Construction in progress	57	273
Intangible assets	10,256	10,187
	430,152	432,717
Accumulated depreciation and amortization	(34,001)	(29,838)
Total investments in real estate, net	396,151	402,879

Cash	8,690	11,134
Cash – restricted	4,624	5,577
Accounts receivable, net	3,674	2,269
Note receivable	3,120	—
Other assets	853	1,378
Total assets	$417,112	$423,237
LIABILITIES AND EQUITY
Liabilities
Notes payable, net	$132,920	$134,380
Revolving credit facility, net	58,579	58,523
Accounts payable and accrued expenses	11,768	14,666
Accrued preferred distributions	9,864	10,464
Earn-Out Liability	815	1,779
Due to related parties	452	470
Total liabilities	214,398	220,282

Equity
Mobile Infrastructure Corporation Stockholders’ Equity
Preferred stock Series A, $0.0001 par value, 50,000 shares authorized, 2,281 and 2,812 shares issued and outstanding, with a stated liquidation value of $2,281,000 and $2,812,000 as of June 30, 2024 and December 31, 2023, respectively	—	—
Preferred stock Series 1, $0.0001 par value, 97,000 shares authorized, 31,501 and 36,677 shares issued and outstanding, with a stated liquidation value of $31,501,000 and $36,677,000 as of June 30, 2024 and December 31, 2023, respectively	—	—
Preferred stock Series 2, $0.0001 par value, 60,000 shares authorized, 46,000 issued and converted (stated liquidation value of zero as of June 30, 2024 and December 31, 2023)	—	—
Common stock, $0.0001 par value, 500,000,000 shares authorized, 29,763,475 and 27,858,539 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	2	2
Warrants issued and outstanding – 2,553,192 warrants as of June 30, 2024 and December 31, 2023	3,319	3,319
Additional paid-in capital	241,812	240,357
Accumulated deficit	(137,746)	(134,291)
Total Mobile Infrastructure Corporation Stockholders’ Equity	107,387	109,387
Non-controlling interest	95,327	93,568
Total equity	202,714	202,955
Total liabilities and equity	$417,112	$423,237

The accompanying notes are an integral part of these consolidated financial statements.

MOBILE INFRASTRUCTURE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts, unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Revenues
Managed property revenue	$7,226	$—	$12,727	$—
Base rent income	1,523	1,951	3,166	4,031
Percentage rental income	517	5,263	2,200	10,286
Total revenues	9,266	7,214	18,093	14,317

Operating expenses
Property taxes	1,809	1,742	3,713	3,498
Property operating expense	1,824	533	3,345	1,051
Depreciation and amortization	2,096	2,130	4,189	4,256
General and administrative	2,909	2,444	5,926	5,063
Professional fees	260	327	949	795
Organizational, offering and other costs	—	84	—	117
Impairment	—	—	157	—
Total expenses	8,898	7,260	18,279	14,780

Other
Interest expense	(3,087)	(3,676)	(6,066)	(7,276)
(Loss) Gain on sale of real estate	—	—	(42)	660
Other (expense) income, net	(60)	15	(128)	30
Change in fair value of Earn-Out liability	310	—	964	—
Total other expense	(2,837)	(3,661)	(5,272)	(6,586)

Net loss	(2,469)	(3,707)	(5,458)	(7,049)
Net loss attributable to non-controlling interest	(1,112)	(1,989)	(2,003)	(3,784)
Net loss attributable to Mobile Infrastructure Corporation’s stockholders	$(1,357)	$(1,718)	$(3,455)	$(3,265)

Preferred stock distributions declared - Series A	(34)	(54)	(71)	(108)
Preferred stock distributions declared - Series 1	(452)	(696)	(943)	(1,392)
Net loss attributable to Mobile Infrastructure Corporation’s common stockholders	$(1,843)	$(2,468)	$(4,469)	$(4,765)

Basic and diluted loss per weighted average common share:
Net loss per share attributable to Mobile Infrastructure Corporation’s common stockholders - basic and diluted	$(0.06)	$(0.19)	$(0.16)	$(0.36)
Weighted average common shares outstanding, basic and diluted	29,225,378	13,089,848	28,731,365	13,089,848

The accompanying notes are an integral part of these consolidated financial statements.

MOBILE INFRASTRUCTURE CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

FOR THE THREE and six months ended june 30, 2024 and 2023

(In thousands, except share amounts, unaudited)

	Preferred stock		Common stock
	Number of Shares	Par Value	Number of Shares	Par Value	Warrants	Additional Paid-in Capital	Accumulated Deficit	Non-controlling interest	Total
Balance, December 31, 2023	39,489	$—	27,858,539	$2	$3,319	$240,357	$(134,291)	$93,568	$202,955
Equity-based payments	—	—	—	—	—	454	—	2,546	3,000
Distributions to non-controlling interest holders	—	—	—	—	—	—	—	(46)	(46)
Declared distributions – Series A ($14.38 per share)	—	—	—	—	—	(37)	—	—	(37)
Declared distributions – Series 1 ($13.75 per share)	—	—	—	—	—	(491)	—	—	(491)
Conversions - Series 1	(2,207)	—	679,468	—	—	617	—	—	617
Conversions - Series A	(329)	—	99,372	—	—	94	—	—	94
Net loss	—	—	—	—	—	—	(2,098)	(891)	(2,989)
Balance, March 31, 2024	36,953	$—	28,637,379	$2	$3,319	$240,994	$(136,389)	$95,177	$203,103

Equity-based payments	—	—	—	—	—	402	—	1,308	1,710
Distributions to non-controlling interest holders	—	—	—	—	—	—	—	(46)	(46)
Declared distributions – Series A ($14.38 per share)	—	—	—	—	—	(34)	—	—	(34)
Declared distributions – Series 1 ($13.75 per share)	—	—	—	—	—	(452)	—	—	(452)
Conversions - Series 1	(2,969)	—	1,053,518	—	—	841	—	—	841
Conversions - Series A	(202)	—	72,578	—	—	61	—	—	61
Net loss	—	—	—	—	—	—	(1,357)	(1,112)	(2,469)
Balance, June 30, 2024	33,782	$—	29,763,475	$2	$3,319	$241,812	$(137,746)	$95,327	$202,714

	Preferred stock		Common stock
	Number of Shares	Par Value	Number of Shares	Par Value	Warrants	Additional Paid-in Capital	Accumulated Deficit	Non-controlling interest	Total
Balance, December 31, 2022 (as previously reported)	42,673	$—	7,762,375	$—	$3,319	$193,176	$(109,168)	$99,681	$187,008
Retroactive application of the recapitalization	—	—	5,327,473	—	—	—	—	—	—
Balance, December 31, 2022 (as adjusted)	42,673	$—	13,089,848	$—	$3,319	$193,176	$(109,168)	$99,681	$187,008

Equity-based payments	—	—	—	—	—	—	—	1,484	1,484
Distributions to non-controlling interest holders	—	—	—	—	—	—	—	(306)	(306)
Declared distributions – Series A ($18.75 per share)	—	—	—	—	—	(54)	—	—	(54)
Declared distributions – Series 1 ($17.50 per share)	—	—	—	—	—	(696)	—	—	(696)
Net loss	—	—	—	—	—	—	(1,548)	(1,795)	(3,343)
Balance, March 31, 2023	42,673	$—	13,089,848	$—	$3,319	$192,426	$(110,716)	$99,064	$184,093

Equity-based payments	—	—	—	—	—	—	—	1,214	1,214
Distributions to non-controlling interest holders	—	—	—	—	—	—	—	(19)	(19)
Declared distributions – Series A ($18.75 per share)	—	—	—	—	—	(54)	—	—	(54)
Declared distributions – Series 1 ($17.50 per share)	—	—	—	—	—	(696)	—	—	(696)
Net loss	—	—	—	—	—	—	(1,718)	(1,989)	(3,707)
Balance, June 30, 2023	42,673	$—	13,089,848	$—	$3,319	$191,676	$(112,434)	$98,270	$180,831

The accompanying notes are an integral part of these consolidated financial statements.

MOBILE INFRASTRUCTURE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	For the Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(5,458)	$(7,049)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	4,189	4,256
Amortization of loan costs	384	759
Gain on settlement of liability	(295)	—
Loss on interest rate cap	55	—
Loss (gain) on sale of real estate	42	(660)
Equity based payment	3,409	2,566
Impairment	157	—
Change in fair value of Earn-Out liability	(964)	—
Changes in operating assets and liabilities
Due to/from related parties	(18)	156
Accounts payable and accrued expenses	(1,566)	378
Other assets	459	486
Deferred offering costs	—	(3,022)
Accounts receivable	(1,405)	(91)
Net cash (used in) operating activities	$(1,011)	$(2,221)
Cash flows from investing activities:
Capital expenditures	(351)	(1,098)
Capitalized technology	—	(23)
(Payments) proceeds on sale of investment in real estate	(155)	1,475
Net cash (used in) provided by investing activities	(506)	354
Cash flows from financing activities:
Payments on notes payable	(7,084)	(2,609)
Proceeds from notes payable	5,900	—
Distributions to non-controlling interest holders	(92)	(325)
Loan fees	(604)	—
Net cash (used in) financing activities	(1,880)	(2,934)
Net change in cash and cash equivalents and restricted cash	(3,397)	(4,801)

Cash and cash equivalents and restricted cash, beginning of period	16,711	10,974
Cash and cash equivalents and restricted cash, end of period	$13,314	$6,173

Reconciliation of Cash and Cash Equivalents and Restricted Cash:
Cash and cash equivalents at beginning of period	$11,134	$5,758
Restricted cash at beginning of period	5,577	5,216
Cash and cash equivalents and restricted cash at beginning of period	$16,711	$10,974

Cash and cash equivalents at end of period	$8,690	$2,029
Restricted cash at end of period	4,624	4,144
Cash and cash equivalents and restricted cash at end of period	$13,314	$6,173

Supplemental disclosures of cash flow information:
Interest Paid	$5,721	$6,102
Non-cash investing and financing activities:
Dividends declared not yet paid	1,014	1,500
Accrued preferred distributions paid in common stock	1,613	—
Right of use asset obtained in exchange for lease obligation	332	—
Note receivable related to disposition of property	3,120	—
Equity shares issued in exchange for accrued compensation	1,301	—
Accrued capital expenditures	16	503

The accompanying notes are an integral part of these consolidated financial statements.

MOBILE INFRASTRUCTURE CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2024

(UNAUDITED)

Note A — Organization and Business Operations

Mobile Infrastructure Corporation (formerly known as Fifth Wall Acquisition Corp. III or “FWAC”) is a Maryland corporation. We focus on acquiring, owning and optimizing parking facilities and related infrastructure, including parking lots, parking garages and other parking structures throughout the United States. We target both parking garage and surface lot properties primarily in the top 50 U.S. Metropolitan Statistical Areas, with proximity to key demand drivers, such as commerce, events and venues, government and institutions, hospitality and multifamily central business districts. As of June 30, 2024, we own 42 parking facilities in 21 separate markets throughout the United States, with a total of approximately 15,400 parking spaces and approximately 5.2 million square feet. We also own approximately 0.2 million square feet of retail/commercial space adjacent to our parking facilities.

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

In connection with the Merger, Mobile Infra Operating Partnership, L.P., a Maryland limited partnership (the “Operating Partnership”), converted from a Maryland limited partnership to a Delaware limited liability company, Mobile Infra Operating Company, LLC (following the conversion, the “Operating Company”). In connection with the conversion, each outstanding unit of partnership interest of the Operating Partnership was converted automatically, on a one-for-one basis, into an equal number of identical membership units of the Operating Company. The Company is a member of the Operating Company and owns substantially all of its assets and conducts substantially all of its operations through the Operating Company. The Operating Company is managed by a board of directors, one appointed by the Company and one appointed by the other members of the Operating Company. Currently, the two directors of the Operating Company are Manuel Chavez, III, our Chief Executive Officer and a director, and Stephanie Hogue, our President and a director. The Company owns approximately 68.1% of the Common Units of the Operating Company. The remaining Common Units are held by certain of our executive officers and directors (directly or indirectly) and outside investors.

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

Additionally, on  June 15, 2023, HSCP Strategic III, LP, a Delaware limited partnership (“HS3”), Harvest Small Cap Partners, L.P. and Harvest Small Cap Partners Master, Ltd., entities controlled by Mr. Osher, and Bombe-MIC Pref, LLC, an entity controlled by Mr. Chavez and of which Ms. Hogue is a member, (collectively, the “Preferred PIPE Investors”), each entered into a Preferred Subscription Agreement with FWAC pursuant to which, among other things, the Preferred PIPE Investors agreed to subscribe for and purchase, and FWAC agreed to issue and sell to the Preferred PIPE Investors, a total of 46,000 shares of Series 2 Convertible Preferred Stock of the Company, par value $0.0001 per share (the “Series 2 Preferred Stock”), at $1,000 per share for an aggregate purchase price of $46 million (the “Preferred PIPE Financing”). Pursuant to the terms and conditions of the Preferred Subscription Agreement, on  December 31, 2023, the Series 2 Preferred Stock converted into 13,787,462 shares of our common stock, inclusive of 1,253,404 shares of our common stock issued as dividends to the Preferred PIPE Investors.

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

●	The management of the Company is led by Legacy MIC’s Chief Executive Officer, Manuel Chavez, III, and President, Stephanie Hogue; and
●	Legacy MIC was significantly larger than FWAC in terms of revenue, total assets (excluding cash) and employees.

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

Note B — Summary of Significant Accounting Policies

Basis of Accounting

Our consolidated financial statements are prepared on the accrual basis of accounting and in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information as contained in the Financial Accounting Standards Board (“FASB”) ASC, and in conjunction with rules and regulations of the SEC. Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary to give a fair presentation of operating results for the periods presented have been included. Certain prior period amounts have been reclassified to conform to the current period presentation. Operating results for the three and six months ended June 30, 2024, are not necessarily indicative of the results that may be expected for the year ending December 31, 2024. There were no significant changes to our significant accounting policies during the six months ended June 30, 2024 other than those noted below. For a full summary of our accounting policies, refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 filed with the SEC on March 22, 2024.

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

We have incurred net losses since our inception and anticipate net losses for the near future. We have $93.1 million of debt maturing within twelve months of the date of the issuance of the Quarterly Report which is comprised of $58.7 million related to the Revolving Credit Facility and $34.4 million of notes payable. We do not currently have sufficient cash on hand, liquidity or projected future cash flows to repay these outstanding amounts upon maturity. These conditions and events raise substantial doubt about the Company’s ability to continue as a going concern.

We are currently analyzing financial and strategic alternatives in order to satisfy these debt maturities.  While there can be no assurance that we will satisfy the debt prior to or at maturity, management has determined it is probable that it will be able to address the notes payable maturities by refinancing the notes payable and/or selling the real estate investments and utilizing the sales proceeds to satisfy the related notes payable.

With respect to the Revolving Credit Facility, we are evaluating several refinancing options supported by current term sheets received from multiple lenders. We expect to execute on available options in 2024. However, the finalization of the refinancing under these options are not fully within our control and therefore cannot be deemed probable and thus our plans do not alleviate substantial doubt about the Company’s ability to continue as a going concern.

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

Concentration

Our operators may act as agents collecting revenues on our behalf or may act as lessee if under a lease agreement. The revenue from locations where Metropolis Technologies, Inc. (“Metropolis”) acts as either a lease tenant or an operator agent represented 56.9% and 61.0% of our revenue, excluding commercial revenue, for the six months ended June 30, 2024 and 2023, respectively.

In addition, we had concentrations in Cincinnati (18.7% and 19.4%), Detroit (10.4% and 10.3%), and Chicago (9.2% and 9.1%) based on gross book value of real estate as of June 30, 2024 and December 31, 2023, respectively.

We had concentrations of our outstanding accounts receivable balance with Metropolis of 32.2% and 60.1% as of June 30, 2024 and December 31, 2023, respectively. During the six months ended June 30, 2024, the majority of these receivable balances represent cash paid by parkers that was collected on our behalf by these operators.

Revenue Recognition

During the first half of 2024, 27 of our parking facilities converted from lease arrangements with operators to contracts with the operator to provide services for a set fee. Under these contracts, the operators will run the day-to-day activities at the facilities under our direction. We recognize revenue and expenses on a gross basis as we have determined we are the principal in these arrangements. These management contracts are accounted for in accordance with ASC Topic 606, Revenue from Contracts with Customers, and the revenues associated with these contracts are recorded as Managed Property Revenue in the Consolidated Statement of Operations.

Taxes assessed by a governmental authority that are collected from a customer are excluded from revenue.

Allowance for Doubtful Accounts

Accounts receivable is primarily comprised of amounts owed to us for services provided under our managed property contracts and a note receivable related to a property sale. Amounts are recorded at the invoiced amount net of an allowance for doubtful accounts, if necessary. We apply judgment in assessing the ultimate realization of our receivables and we estimate an allowance for doubtful accounts based on various factors, such as the aging of our receivables, historical experience, and the financial condition of our obligors. Allowance for doubtful accounts was immaterial as of June 30, 2024 and December 31, 2023.

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

A full valuation allowance for deferred tax assets was historically provided each year since we believed that as a REIT it was more likely than not that it would not realize the benefits of its deferred tax assets.  As a taxable C Corporation, we have evaluated our deferred tax assets for the six months ended June 30, 2024, which consist primarily of net operating losses and our investment in the Operating Company. Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended June 30, 2024. Such objective evidence limits the ability to consider other subjective evidence, such as our projections for future growth. We have continued to generate a net loss and as such have determined that we will continue to record a full valuation allowance against our deferred tax assets for the six months ended June 30, 2024. A change in circumstances may cause us to change our judgment about whether deferred tax assets should be recorded, and further whether any such assets would more likely than not be realized. We would generally report any change in the valuation allowance through our Consolidated Statements of Operations in the period in which such changes in circumstances occur.

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

		December 31, 2024	We are currently evaluating the impact the adoption of this standard will have on our consolidated financial statements, including additional required disclosures.
ASU 2023-09—Income Taxes (TOPIC 740): Improvements to Income Tax Disclosures	The amendments require additional categories within the tax rate reconciliation and provide additional information on reconciling items that are 5% or more.	December 31, 2025	We are currently evaluating the impact the adoption of this standard will have on our disclosures.
ASU 2024-01—Stock Compensation (TOPIC 718): Scope Application of Profits Interest and Similar Awards	The amendment clarifies how an entity determines whether a profits interest or similar award is (1) within the scope of ASC 718 or (2) not a share-based payment arrangement and therefore within the scope of other guidance.	January 1, 2025	We are currently evaluating the impact the adoption of this standard will have on our consolidated financial statements.

Note C — Reverse Recapitalization

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

1,900,000 FWAC Class B Shares that converted to the Company’s common stock are subject to an earn-out structure (the “Earn-Out Shares”) under terms outlined in the Second Amended and Restated Sponsor Agreement. The Earn-Out Shares vest if certain milestones related to share price are achieved as further described in Footnote M. Because the shares have voting rights but have contingent vesting conditions, we consider the shares to be issued but not outstanding. The estimated fair value of the Earn-Out Shares was recorded as approximately $5.8 million as of the Closing Date and is presented as Earn-Out Liability on the Consolidated Balance Sheets. We will estimate the fair value of this liability at each reporting date during the contingency period and record any changes to our Consolidated Statement of Operations. See Footnote M for additional fair value discussion. We allocated $0.9 million of offering costs to the Earn-Out Shares, which was recorded as part of Organization, Offering, and Other Costs on the Consolidated Statements of Operations.

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

Note D — Managed Property Revenues

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

Disaggregation of revenue

We disaggregate revenue from contracts with customers by Transient Parkers and Contract Parkers. We have concluded that such disaggregation of revenue best depicts the overall nature and timing of our revenue and cash flows affected by the economic factors of the respective contractual arrangement.

Disaggregated revenue for the three and six months ended June 30, 2024 are as follows (dollars in thousands):

	For the Three Months Ended June 30, 2024	For the Six Months Ended June 30, 2024
Transient Parkers	$4,697	$7,971
Contract Parkers	2,464	4,628
Ancillary Revenue (1)	65	128
Total Managed Property Revenue	$7,226	$12,727

(1)	Ancillary revenue includes contracted revenue for other uses outside of parking, such as billboard revenue, and is recognized over time.

Contract balances

The timing of revenue recognition, billings and cash collections results in accounts receivable and contract liabilities. Accounts receivable represent amounts where we have an unconditional right to the consideration and therefore only the passage of time is required for us to receive consideration due from the customer. Receivables may be from parking customers who have a contractual obligation to pay for their usage or from the operators of the facilities who have collected parking fees on our behalf. As of June 30, 2024, we had $3.4 million of outstanding accounts receivable related to our managed property revenue.

It is our standard procedure to bill Contract Parkers in the month prior to when they will be using the facility in accordance with agreed-upon contractual terms. Billing typically occurs prior to revenue recognition, resulting in contract liabilities. The majority of any contract liability will be recognized at end of the following month. Changes in deferred revenue primarily include prepayments for future parking months and recognition of previously deferred revenue. No material amounts in deferred revenue represent prepayments longer than a single month. As of June 30, 2024, we had approximately $0.3 million of deferred managed property revenue included in Accounts Payable and Accrued Expenses on the Consolidated Balance Sheets. There was no deferred managed property revenue as of December 31, 2023.

Note E — Acquisitions and Dispositions of Investments in Real Estate

2024

In February 2024, we disposed of our Cincinnati Race Street location for $3.15 million, resulting in a loss on sale of real estate of approximately $0.1 million. As part of the agreement, we entered into a financing arrangement with the buyer with the property as collateral. Under the terms of the financing arrangement, the buyer will pay interest of 8.0% on a $3.12 million dollar note for a term of 24 months, at which time the principal amount of the loan will be due. The note is recorded as Note Receivable on the Consolidated Balance Sheets and the interest income is recorded as Other Income on the Consolidated Statements of Operations.

In July 2024, we sold one parking lot in Clarksburg, West Virginia for approximately $0.5 million. We received proceeds of approximately $0.4 million, after transaction costs, which were used to pay down a portion of the outstanding balance on the Revolving Credit Facility, as defined below.

2023

In February 2023, we sold a parking lot located in Wildwood, New Jersey for $1.5 million, resulting in a gain on sale of real estate of approximately $0.7 million. We received net proceeds of approximately $0.3 million after the repayment of the outstanding mortgage loan, interest and transaction costs.

Note F — Intangible Assets

A schedule of our intangible assets and related accumulated amortization as of June 30, 2024 and December 31, 2023 is as follows (dollars in thousands):

	As of June 30, 2024		As of December 31, 2023
	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
In-place lease value	$2,429	$1,987	$2,443	$1,845
Lease commissions	182	148	182	136
Indefinite lived contract	3,160	—	3,160	—
Acquired technology	4,485	1,249	4,402	1,009
Total intangible assets	$10,256	$3,384	$10,187	$2,990

Amortization of the in-place lease value, lease commissions and acquired technology are included in Depreciation and Amortization in our Consolidated Statements of Operations. Amortization expense associated with intangible assets totaled approximately $0.2 million for both the three months ended June 30, 2024 and 2023 and approximately $0.4 million for both the six months ended June 30, 2024 and 2023.

Estimated future amortization of intangible assets as of June 30, 2024 for each of the next five years is as follows (dollars in thousands):

	In-place lease value	Lease commissions	Acquired technology
2024 (Remainder)	$141	$11	$250
2025	183	12	497
2026	105	7	497
2027	13	4	468
2028	—	—	450
Thereafter	—	—	1,074
	$442	$34	$3,236

Note G — Notes Payable and Revolving Credit Facility

As of June 30, 2024, the principal balances on notes payable are as follows (dollars in thousands):

Loan	Original Debt Amount	Monthly Payment	Balance as of 6/30/24	Lender		Interest Rate	Loan Maturity
Mabley Place Garage, LLC	$9,000	$44	$7,322	Barclays		4.25%	12/6/2024
322 Streeter Holdco LLC	25,900	130	24,324	American National Insurance Co.		3.50%	3/1/2025
MVP Houston Saks Garage, LLC	3,650	20	2,793	Barclays Bank PLC		4.25%	8/6/2025
Minneapolis City Parking, LLC	5,250	29	4,142	American National Insurance, of NY		4.50%	5/1/2026
MVP Bridgeport Fairfield Garage, LLC	4,400	23	3,458	FBL Financial Group, Inc.		4.00%	8/1/2026
West 9th Properties II, LLC	5,300	30	4,263	American National Insurance Co.		4.50%	11/1/2026
MVP Fort Worth Taylor, LLC	13,150	73	10,610	American National Insurance, of NY		4.50%	12/1/2026
MVP Detroit Center Garage, LLC	31,500	194	26,410	Bank of America		5.52%	2/1/2027
MVP St. Louis Washington, LLC (1)	1,380	8	1,224	KeyBank	*	4.90%	5/1/2027
St. Paul Holiday Garage, LLC (1)	4,132	24	3,662	KeyBank	*	4.90%	5/1/2027
Cleveland Lincoln Garage, LLC (1)	3,999	23	3,544	KeyBank	*	4.90%	5/1/2027
MVP Denver Sherman, LLC (1)	286	2	253	KeyBank	*	4.90%	5/1/2027
MVP Milwaukee Arena Lot, LLC (1)	2,142	12	1,898	KeyBank	*	4.90%	5/1/2027
MVP Denver 1935 Sherman, LLC (1)	762	4	675	KeyBank	*	4.90%	5/1/2027
MVP Louisville Broadway Station, LLC (2)	1,682	I/O	1,682	Cantor Commercial Real Estate	**	5.03%	5/6/2027
MVP Whitefront Garage, LLC (2)	6,454	I/O	6,454	Cantor Commercial Real Estate	**	5.03%	5/6/2027
MVP Houston Preston Lot, LLC (2)	1,627	I/O	1,627	Cantor Commercial Real Estate	**	5.03%	5/6/2027
MVP Houston San Jacinto Lot, LLC (2)	1,820	I/O	1,820	Cantor Commercial Real Estate	**	5.03%	5/6/2027
St. Louis Broadway, LLC (2)	1,671	I/O	1,671	Cantor Commercial Real Estate	**	5.03%	5/6/2027
St. Louis Seventh & Cerre, LLC (2)	2,057	I/O	2,057	Cantor Commercial Real Estate	**	5.03%	5/6/2027
MVP Indianapolis Meridian Lot, LLC (2)	938	I/O	938	Cantor Commercial Real Estate	**	5.03%	5/6/2027
St Louis Cardinal Lot DST, LLC	6,000	I/O	6,000	Cantor Commercial Real Estate	**	5.25%	5/31/2027
MVP Preferred Parking, LLC	11,330	66	10,910	Key Bank	**	5.02%	8/1/2027
MVP Memphis Poplar	1,800	14	1,795	KeyBank		7.94%	3/1/2029
MVP St. Louis	4,100	31	4,089	KeyBank		7.94%	3/1/2029
Less unamortized loan issuance costs			(701)
			$132,920

(1)	We issued a promissory note to KeyBank for $12.7 million secured by the pool of properties.
(2)	We issued a promissory note to Cantor Commercial Real Estate Lending, L.P. for $16.25 million secured by the pool of properties.

* 2 Year Interest Only

** 10 Year Interest Only

I/O - Interest Only

In  February 2024, we refinanced the note payable for MVP St. Louis 2013 and MVP Memphis Poplar with a five year, $5.9 million note payable with an interest rate of 7.94%.

Reserve funds are generally required for repairs and replacements, real estate taxes, and insurance premiums.  Some notes contain various terms and conditions including debt service coverage ratios and debt yield limits. As of  June 30, 2024, borrowers for one of our loans totaling $26.4 million, failed to meet certain loan covenants. As a result, we are subject to additional cash management procedures, which resulted in approximately $0.6 million of restricted cash as of  June 30, 2024. In order to exit cash management, certain debt service coverage ratios or debt yield tests must be exceeded for two consecutive quarters to return to less restrictive cash management procedures.

As of June 30, 2024, future principal payments on notes payable are as follows (dollars in thousands):

2024 (remainder)	8,918
2025	29,168
2026	22,782
2027	67,151
2028	95
Thereafter	5,507
Total	$133,621

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

In March 2024, we executed the Third Amendment to the Credit Agreement, which provided extension options through June 2025 with increased interest rate spreads above SOFR at each extension. We executed one of these options, which extends the maturity through October 2024. Exercising an option following that maturity date would result in an interest rate spread above SOFR of 3.5%. In June 2024, we requested, and KeyBank accepted, a fixed all-in rate on our Revolving Credit Facility of 8.4% from July 1 until October 1, 2024.

As of June 30, 2024, the balance of unamortized loan fees associated with the Revolving Credit Facility is $0.1 million which is being amortized to Interest Expense, Net in the Consolidated Statements of Operations over the remaining term.

Note H — Equity

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

In March 2020, the Legacy MIC Board unanimously authorized the suspension of the payment of distributions on the Series A Preferred Stock; however, such distributions will continue to accrue in accordance with the terms of the Series A Preferred Stock. As of June 30, 2024 and December 31, 2023, approximately $0.7 million and $0.8 million of Series A Preferred Stock distributions that were accrued and unpaid, respectively, are included in Accrued Preferred Distributions on the Consolidated Balance Sheet.

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

During the six months ended June 30, 2024, approximately 500 shares of Series A Preferred Stock converted to approximately 172,000 shares of common stock and the payment of accrued distributions in common stock are shown as a non-cash item in the Consolidated Statements of Cash Flows.

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

On March 24, 2020, the Legacy MIC Board unanimously authorized the suspension of the payment of distributions on the Series 1 Preferred Stock, however, such distributions will continue to accrue in accordance with the terms of the Series 1 Preferred Stock. As of June 30, 2024 and December 31, 2023, approximately $9.2 million and $9.7 million of Series 1 Preferred Stock distributions that were accrued and unpaid, respectively, are included in Accrued Preferred Distributions on the consolidated balance sheet.

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

During the six months ended June 30, 2024, approximately 5,200 shares of Series 1 Preferred Stock converted to approximately 1.7 million shares of common stock and the payment of accrued distributions in common stock are shown as a non-cash item in the Consolidated Statements of Cash Flows.

Warrants

In accordance with its warrant agreement between Legacy MIC and Color Up, LLC, a Delaware limited liability company controlled by Mr. Chavez, Ms. Hogue, and Mr. Osher (“Color Up”) dated August 25, 2021 (the “Warrant Agreement”), Color Up had the right to purchase up to 1,702,128 shares of common stock, at an exercise price of $11.75 per share for an aggregate cash purchase price of up to $20.0 million (the “Common Stock Warrants”). Each whole Common Stock Warrant entitled the registered holder thereof to purchase one whole share of common stock at a price of $11.75 per share, subject to customary adjustments, at any time following a “Liquidity Event,” which was defined as an initial public offering and/or listing of the common stock on the Nasdaq Global Market, the Nasdaq Global Select Market, or the New York Stock Exchange.

As of the Closing Date, FWAC, Legacy MIC, and Color Up entered into a Warrant Assumption and Amendment Agreement (the “Warrant Assumption and Amendment Agreement”) to the Warrant Agreement, whereby the Company assumed the Common Stock Warrants remaining outstanding and unexpired at that time, and such Common Stock Warrants became the common stock warrants of the Company. Subsequent to the Closing date, on August 29, 2023, New MIC and Color Up entered into an Amended and Restated Warrant Agreement (the “Amended Warrant Agreement”), pursuant to which the Warrant Agreement was amended and restated to (i) reflect the effects of the Merger (including but not limited to the reduction in the exercise price of the Common Stock Warrants from $11.75 to $7.83 per share and the increase in the number of the underlying shares from 1,702,128 shares of Legacy MIC common stock to 2,553,192 shares of our common stock) and (ii) permit Color Up to exercise the Common Stock Warrants on a cashless basis at Color Up’s option. Subsequently, Color Up distributed the entirety of the Common Stock Warrants to HS3 and Bombe Asset Management, LLC, an entity owned and controlled by Mr. Chavez and Ms. Hogue.

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

Convertible Noncontrolling Interests

As of June 30, 2024, the Operating Company had approximately 43.7 million Common Units outstanding, excluding any equity incentive units granted. Beginning six months after first acquiring Common Units, each member will have the right to redeem the Common Units for either cash or common stock, subject to both our discretion and the terms and conditions set forth in the limited liability company agreement of the Operating Company (the “Operating Agreement”).

The Common Units not held by the Company outstanding as of June 30, 2024 are classified as noncontrolling interests within permanent equity on our Consolidated Balance Sheet.

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

●

0.4 million LTIP units and 0.2 million restricted stock units awarded at a grant date fair value of $3.84 to two of our executives representing the long term incentive awards for 2023 and 2024. These awards will vest on a graded schedule over three years.

●

0.1 million LTIP Units and 0.1 million restricted stock units with a grant date fair value of $6.11 to two executives using the Monte Carlo method. These awards will vest based upon the performance of our stock versus the Russell 2000 Index three years from the grant date.

●

0.2 million restricted stock units awarded to the independent directors as consideration for service in 2023 and 2024. These awards have a grant date fair value of $3.84 and will vest on the one year anniversary of the grant date.

In May 2024, the Compensation Committee of the Board of Directors approved the issuance of the following awards:

●	approximately 56,000 restricted stock units awarded to one executive at a grant date fair value of $3.60 that vest on graded schedule over three years.
●	two tranches of 0.1 million restricted stock units that vest upon achievement of stock price performance goals (the “Founders’ Award”). The fair value of both tranches was determined using the Monte Carlo method. The first tranche of the awards, with a performance period through December 31, 2026, has an immaterial grant date fair value and the second tranche, with a performance period through December 31, 2028, has a grant date fair value of $0.84 per share. Additionally, the Compensation Committee approved the modification of 2.3 million performance units previously granted to two executives to align the performance conditions and performance periods to the Founders’ Award and the Earn-Out Shares. The incremental compensation expense of approximately $0.9 million will be recognized through the modified performance period of December 31, 2028 in General and Administrative on the Consolidated Statements of Operations.
●

approximately 33,000 restricted stock units to one executive with a grant date fair value of $6.11 using the Monte Carlo method. This award will vest based upon the performance of our stock versus the Russell 2000 Index through January 2027.

The following table sets forth a roll forward of all incentive equity awards for the six months ended June 30, 2024:

	Number of Incentive Equity Awards	Weighted Avg Grant FV Per Share
Unvested - January 1, 2024	2,825,122	8.22
Granted	1,670,123	3.65
Vested	(399,399)	4.71
Forfeited	—	—
Unvested - June 30, 2024	4,095,846	$6.70

We recognized $3.4 million and $3.1 million of equity-based compensation expense for the six months ended June 30, 2024 and 2023, respectively, which is included in General and Administrative in the Consolidated Statements of Operations. The remaining unrecognized compensation cost of approximately $5.4 million will be recognized over a weighted average term of 2.1 years. Performance based awards are valued at target and may have the ability to earn additional or fewer shares based on level of achievement.

Note J —  Earnings Per Share

Basic and diluted loss per weighted average common share (“EPS”) is calculated by dividing net income (loss) attributable to our common stockholders, including any participating securities, by the weighted average number of shares outstanding for the period. We include the effect of participating securities in basic and diluted earnings per share computations using the two-class method of allocating distributed and undistributed earnings when the two-class method is more dilutive than the treasury stock method. Outstanding warrants and stock-based compensation were antidilutive as a result of the net loss for the three and six months ended June 30, 2024 and 2023 and therefore were excluded from the dilutive calculation. We include unvested performance units as contingently issuable shares in the computation of diluted EPS once the market criteria are met, assuming that the end of the reporting period is the end of the contingency period. We had 4.1 million unvested service- and performance-based awards which are considered antidilutive to the dilutive loss per share calculation for the three and six months ended June 30, 2024 and 2023.

The following table reconciles the numerator and denominator used in computing our basic and diluted per-share amounts for net loss attributable to common stockholders for the three and   six months ended June 30, 2024 and 2023 (dollars in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Numerator:
Net loss attributable to MIC	$(1,843)	$(2,468)	$(4,469)	$(4,765)
Net loss attributable to participating securities	—	—	—	—
Net loss attributable to MIC common stock	$(1,843)	$(2,468)	$(4,469)	$(4,765)
Denominator:
Basic and dilutive weighted average shares of common stock outstanding	29,225,378	13,089,848	28,731,365	13,089,848
Basic and diluted loss per weighted average common share:
Basic and dilutive	$(0.06)	$(0.19)	$(0.16)	$(0.36)

Note K —  Right of Use Asset and Lease Liability

We are the lessee in a ground lease for additional space at one location with a commencement date of January 1, 2024. The lease has a fourteen-year term, including extension options, with an annual payment of $40,457 per annum for the first year and increased each year by the lesser of 3.5% and the Consumer Price Index. The lease is accounted for as an operating lease under ASU 2016-02, Leases – (Topic 842). We recognized a Right of Use (“ROU”) Leased Asset and a ROU Lease Liability on the lease commencement date which is included in Land and Improvements and Accounts Payable and Accrued Expenses, respectively, on the Consolidated Balance Sheets. Through the discounting of the remaining lease payments at our incremental borrowing rate of 8.42%, the value of both the ROU asset and ROU liability recognized at commencement date was approximately $0.3 million. We recognized approximately $11,000 and $20,000 of operating lease expense during the three and six months ended June 30, 2024, respectively. This expense is included in Property Operating Expense on the Consolidated Statements of Operations. Changes in the lease liability and lease asset amortization expense were not material in the Statement of Cash Flows.

As of June 30, 2024, future lease payments are as follows (dollars in thousands):

As of June 30, 2024
2024 (remainder)	20
2025	40
2026	40
2027	40
2028	40
Thereafter	366
Total lease payments	546
Less amount representing interest	(220)
Total	$326

Note L — Variable Interest Entities

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

As a result, we consolidate our investment in MVP St. Louis and MVP St. Louis Cardinal Lot Master Tenant, LLC, which had total assets of approximately $12.2 and $13.0 million (substantially all real estate investments) and liabilities of approximately $6.3 and $6.6 million (substantially all mortgage debt) before consolidation as of June 30, 2024 and December 31, 2023, respectively.

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

Our financial instruments include cash and cash equivalents, restricted cash, accounts receivable, notes receivable and accounts payable. Due to their short maturities or recent nature, the carrying amounts of these assets and liabilities approximate fair value. The estimated fair value of our debt (including notes payable and the Revolving Credit Facility) was derived using Level 2 inputs and approximates $183.7 million and $182.9 million as of June 30, 2024 and December 31, 2023, respectively.

Recurring and Nonrecurring Fair Value Measurements

Our Earn-Out Shares and interest rate cap are measured and recognized at fair value on a recurring basis, while certain real estate assets and liabilities are measured and recognized at fair value as needed. Fair value measurements that occurred as of and during the six months ended June 30, 2024 and the year ended December 31, 2023 were as follows (in thousands):

	June 30, 2024			December 31, 2023
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Recurring
Earn-Out Shares	—	—	815	—	—	1,779
Interest rate cap	—	—	—	—	54	—

Nonrecurring
Impaired real estate assets	—	—	450	—	—	50,536

Earn-Out Shares

The terms of the Earn-Out Shares allow an additional 1,900,000 shares to vest if certain milestones are achieved:

●	950,000 shares vest if the aggregate volume-weighted average price for any 5-consecutive trading day period equals or exceeds $13.00 per share prior to December 31, 2026
●	950,000 shares vest if the aggregate volume-weighted average price for any 5-consecutive trading day period equals or exceeds $16.00 per share prior to December 31, 2028

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

We recognized a gain of approximately $1.0 million during the six months ended June 30, 2024, as a result of changes in the estimated fair values after the Merger. The gain is recorded as the Change in Fair Value of Earn-Out Liability in the Consolidated Statements of Operations. The following table reflects the change in value during the six months ended June 30, 2024 (in thousands):

Level 3 Liability
Balance as of January 1, 2024	$(1,779)
Change in fair value recognized in earnings	964
Balance as of June 30, 2024	$(815)

Impairment

Our real estate assets are measured and recognized at fair value on a nonrecurring basis when we determine an impairment has occurred. To estimate fair value we  may use internally developed valuation models or independent third-parties where available. In either case, the fair value of real estate  may be based on a number of approaches including the income capitalization approach, sales comparable approach or discounted cash flow approach. We utilize market data such as sales price per stall on comparable recent real estate transactions to estimate the fair value of the real estate assets. We also utilize expected net sales proceeds to estimate the fair value of any real estate assets that are actively being marketed for sale. Because we use estimates and assumptions regarding an assets’ future performance and cash flows as well as market conditions and discount rates, we determined the impaired assets would fall under Level 3 of the fair value hierarchy. During the six months ended June 30, 2024, we impaired approximately $0.2 million of our real estate assets as a result of a planned disposition of a property.

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

In January 2023, the 43rd District Court of Parker County, Texas, entered summary judgment against MVP Fort Worth Taylor, LLC, a subsidiary of Legacy MIC, in favor of the plaintiff, John Roy, who alleged that he was due a commission relating to a proposed sale of the Fort Worth Taylor parking facility which was never consummated. Legacy MIC filed an appeal. In July 2024, the Texas Court of Appeals, Second District, reversed the decision of the District Court granting summary judgement in favor of Mr. Roy and remanded the case to the District Court for further consideration. As a result of the District Court’s summary judgment, in December 2022 we recognized a charge of $0.7 million for the full estimated amount of damages (including legal fees and costs). During the first quarter of 2023, and as part of the appeals process, Legacy MIC posted cash collateral of $0.7 million for an appeals bond, which is reflected in Cash-Restricted on our Consolidated Balance Sheets.

In September 2023, we entered into arbitration with one vendor regarding disputes over amounts payable of approximately $1.8 million. In June 2024, a settlement was reached and the net impact of the gain on the settlement and related legal and administrative fees is immaterial to the Consolidated Statements of Operations for the six months ended June 30, 2024. The remaining amount payable is accrued for in Accounts Payable and Accrued Expenses on the Consolidated Balance Sheets.

Note O — Related Party Transactions and Arrangements

Three of our assets, 1W7 Carpark, 222W7 and Whitefront Garage, are currently operated by PCA, Inc., dba Park Place Parking. Park Place Parking is a private parking operator that is wholly owned by relatives of our CEO. Our CEO is neither an owner nor beneficiary of Park Place Parking. As of June 30, 2024 and December 31, 2023, we recorded balances of approximately $0.2 million and $0.1 million, respectively, from Park Place Parking which are included in Accounts Receivable, Net on the Consolidated Balance Sheets and were subsequently paid within terms of the management agreement.

In  May 2022, we entered into a lease agreement with ProKids, an Ohio not-for-profit. An immediate family member of our CEO is a member of the Board of Trustees and President of that organization. ProKids leased 21,000 square feet of vacant unfinished commercial space in a 531,000 square foot building in Cincinnati, Ohio for 120 months. ProKids will invest in the tenant improvements in this space and ultimately use it as their headquarters location. ProKids will have no rent due to us throughout the lease term, other than a rental fee on parking spaces used by the ProKids staff and visitors. As of June 30, 2024, ProKids does not owe us rental income related to the lease agreement.

In connection with our recapitalization transaction in August 2021, we owe approximately $0.5 million to certain member entities of Color Up relating to prorated revenues for the month of  August 2021 of the three properties contributed by Color Up. The accrual is reflected within Due to Related Parties on the Consolidated Balance Sheets.

We have agreed to pay for certain tax return preparation services of Color Up and certain member entities of Color Up as well as certain legal services in connection with the Registration Rights Agreement. We have incurred approximately $0.1 million related to these services which is reflected in General and Administrative and Other Income (Expense) on the Consolidated Statements of Operations for the six months ended June 30, 2024. Total fees are estimated to be approximately $0.2 million.

License Agreement

On August 25, 2021, we entered into a Software License and Development Agreement with an affiliate of Bombe Asset Management, Ltd., an affiliate of our CEO and President (the “Supplier”), pursuant to which we granted to the Supplier a limited, non-exclusive, non-transferable, worldwide right and license to access certain software and services for a fee of $5,000 per month.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a financial review and analysis of our financial condition and results of operations for the three and six months ended June 30, 2024 and 2023. This discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and the notes thereto and Management’s Discussion and Analysis of Financial Conditions and Results of Operations in our annual report on Form 10-K for the fiscal year ended December 31, 2023. Unless otherwise indicated, references in this Quarterly Report on Form 10-Q (this “Quarterly Report”) to “MIC,” “we,” “us,” “our,” and the “Company” refer to Mobile Infrastructure Corporation and its consolidated subsidiaries prior to the closing of the Merger and to Mobile Infrastructure Corporation (f/k/a Fifth Wall Acquisition Corp. III) and its consolidated subsidiaries following the closing of the Merger, as the context requires. References in this Quarterly Report to “Legacy MIC” refer to Mobile Infrastructure Corporation and its consolidated subsidiaries prior to the closing of the Merger. References in this Quarterly Report to “FWAC” refer to Fifth Wall Acquisition Corp. III.

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

●	we may be unable to grow our business by acquisitions of additional parking facilities;
●	the risks related to our financial statements expressing doubt about our ability to continue as a going concern;
●	our parking facilities face intense competition, which may adversely affect rental and fee income;
●	we require scale to improve cash flow and earnings for investors;
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

Overview

Mobile Infrastructure Corporation (formerly known as Fifth Wall Acquisition Corp. III or “FWAC”) is a Maryland corporation. We focus on acquiring, owning and optimizing parking facilities and related infrastructure, including parking lots, parking garages and other parking structures throughout the United States. We target both parking garage and surface lot properties primarily in the top 50 U.S. Metropolitan Statistical Areas, with proximity to key demand drivers, such as commerce, events and venues, government and institutions, hospitality and multifamily central business districts. As of June 30, 2024, we own 42 parking facilities in 21 separate markets throughout the United States, with a total of approximately 15,400 parking spaces and approximately 5.2 million square feet. We also own approximately 0.2 million square feet of retail/commercial space adjacent to its parking facilities.

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

In connection with the Merger, Mobile Infra Operating Partnership, L.P., a Maryland limited partnership (the “Operating Partnership”), converted from a Maryland limited partnership to a Delaware limited liability company, Mobile Infra Operating Company, LLC (following the conversion, the “Operating Company”). In connection with the conversion, each outstanding unit of partnership interest of the Operating Partnership was converted automatically, on a one-for-one basis, into an equal number of identical membership units of the Operating Company. The Company is a member of the Operating Company and owns substantially all of its assets and conducts substantially all of its operations through the Operating Company. The Operating Company is managed by a board of directors, one appointed by the Company and one appointed by the other members of the Operating Company. Currently, the two directors of the Operating Company are Manuel Chavez, III, our Chief Executive Officer and a director, and Stephanie Hogue, our President and a director. The Company owns approximately 68.1% of the Common Units of the Operating Company. The remaining Common Units are held by certain of our executive officers and directors (directly or indirectly) and outside investors.

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

Managed Property Revenue Contracts

In the first half of 2024, 27 of our 42 assets converted to management contracts. We believe asset management contracts provide the opportunity for net operating income ("NOI") growth through more transparent and controlled expense management, and will reduce the revenue variability associated with the timing of payments for contract parking agreements. In addition, the move to management contracts properly aligns the incentives and rewards for revenue growth between the third-party operator and the company. This change is also expected to result in better revenue linearity compared to revenue recognition in our lease agreements, in which lease payments are based on cash collections from operators. Overall, the conversion to contracts also provides enhanced visibility on the performance of the portfolio within our financial results. Our intent is to convert the remaining assets to asset management contracts by the end of 2027, with additional assets expected to be converted in 2024.

Results of Operations for the Three Months Ended June 30, 2024 (dollars in thousands):

	For the Three Months Ended June 30,
	2024	2023	$ Change	% Change
Revenues
Managed property revenue	$7,226	$—	$7,226	100.0%
Base rent income	1,523	1,951	(428)	(21.9)%
Percentage rental income	517	5,263	(4,746)	(90.2)%
Total revenues	$9,266	$7,214	$2,052	28.4%

Total revenues

The increase in total revenues for the three months ended June 30, 2024 compared to the same period in 2023 is due primarily to 27 of our 42 assets converting to management contracts in the first half of 2024, as noted above. The change to management contracts results in us recognizing revenue from all parking transactions at those locations. Under the previous lease agreements, we only received a portion of the revenue after a certain threshold was reached.

	For the Three Months Ended June 30,
	2024	2023	$ Change	% Change (1)
Operating expenses
Property taxes	$1,809	$1,742	$67	3.8%
Property operating expense	1,824	533	1,291	NM
General and administrative	2,909	2,444	465	19.0%
Professional fees	260	327	(67)	(20.5)%
Organizational, offering and other costs	—	84	(84)	(100.0)%
Depreciation and amortization	2,096	2,130	(34)	(1.6)%
Total expenses	$8,898	$7,260	$1,638	22.6%

(1)	Line items that result in a percent change that exceed certain limitations are considered not meaningful (“NM”) and indicated as such.

Property operating expense

The increase in property operating expense for the three months ended June 30, 2024 compared to the same period in 2023 is due primarily to 27 of our 42 assets converting to management contracts in the first half of 2024, as noted above. The change to management contracts results in higher reflected operating expenses as revenues under the previous lease agreements were calculated based on collections reduced by certain costs, whereas these costs are now recorded as property operating expense under management contracts.

General and administrative

The $0.5 million increase in general and administrative expenses during the three months ended June 30, 2024 compared to the three months ended June 30, 2023 is primarily attributable to non-cash compensation cost for certain executive LTIP Units and restricted stock units granted in the first half of 2024, as well as an increase in payroll and technology expenses.

	For the Three Months Ended June 30,
	2024	2023	$ Change	% Change
Other
Interest expense	$(3,087)	$(3,676)	$589	(16.0)%
Other (expense) income, net	(60)	15	(75)	NM
Change in fair value of Earn-Out liability	310	—	310	100.0%
Total other expense	$(2,837)	$(3,661)	$824	(22.5)%

Interest expense

The decrease in interest expense of approximately $0.6 million during the three months ended June 30, 2024 compared to the same period in the prior year is primarily attributable to the repayment of $9.9 million of mortgage loans and the paydown of $15.0 million on the Revolving Credit Facility in the third quarter of 2023 partially offset by increases in interest rates on the Revolving Credit Facility compared to the prior year.

Change in the fair value of the Earn-Out liability

In connection with the Merger, in August 2023 we recognized a liability for Earn-Out Shares which may vest if certain hurdles are met regarding share price. Changes to the fair value of the liability during the period are reflected in earnings.

Results of Operations for the Six Months Ended June 30, 2024 (dollars in thousands):

	For the Six Months Ended June 30,
	2024	2023	$ Change	% Change
Revenues
Managed property revenue	$12,727	$—	$12,727	100.0%
Base rent income	3,166	4,031	(865)	(21.5)%
Percentage rental income	2,200	10,286	(8,086)	(78.6)%
Total revenues	$18,093	$14,317	$3,776	26.4%

Total revenues

The increase in total revenues for the six months ended June 30, 2024 compared to the same period in 2023 is due primarily to 27 of our 42 assets converting to management contracts in the first half of 2024, as noted above. The change to management contracts results in us recognizing revenue from all parking transactions at those locations. Under the previous lease agreements, we only received a portion of the revenue after a certain threshold was reached.

	For the Six Months Ended June 30,
	2024	2023	$ Change	% Change
Operating expenses
Property taxes	$3,713	$3,498	$215	6.1%
Property operating expense	3,345	1,051	2,294	NM
General and administrative	5,926	5,063	863	17.0%
Professional fees	949	795	154	19.4%
Organizational, offering and other costs	—	117	(117)	(100.0)%
Depreciation and amortization	4,189	4,256	(67)	(1.6)%
Impairment	157	—	157	100.0%
Total expenses	$18,279	$14,780	$3,499	23.7%

Property taxes

The increase in property taxes for the six months ended June 30, 2024 compared to the same period in 2023 is due primarily to increases in estimated property tax assessments recognized in the first half of 2024.

Property operating expense

The increase in property operating expense for the six months ended June 30, 2024 compared to the same period in 2023 is due primarily to 27 of our 42 assets converting to management contracts in the first half of 2024, as noted above. The change to management contracts results in higher reflected operating expenses as revenues under the previous lease agreements were calculated based on collections reduced by certain costs, whereas these costs are now recorded as property operating expense under management contracts.

General and administrative

The $0.9 million increase in general and administrative expenses during the six months ended June 30, 2024 compared to the six months ended June 30, 2023 is primarily attributable to non-cash compensation cost for certain executive LTIP Units and restricted stock units granted in the first half of 2024, as well as, an increase in payroll and technology expenses.

Professional fees

Professional fees increased by approximately $0.2 million during the six months ended June 30, 2024 compared to the six months ended June 30, 2023. The increase was primarily attributable to additional professional service fees and costs associated with being publicly traded on the NYSE American.

Impairment

During the six months ended June 30, 2024, we impaired approximately $0.2 million of our real estate assets as a result of a planned disposition of a property.

	For the Six Months Ended June 30,
	2024	2023	$ Change	% Change
Other
Interest expense	$(6,066)	$(7,276)	$1,210	(16.6)%
(Loss) Gain on sale of real estate	(42)	660	(702)	NM
Other (expense) income, net	(128)	30	(158)	NM
Change in fair value of Earn-Out liability	964	—	964	100.0%
Total other expense	$(5,272)	$(6,586)	$1,314	(20.0)%

Interest expense

The decrease in interest expense of approximately $1.2 million during the six months ended June 30, 2024 compared to the same period in the prior year is primarily attributable to the repayment of $9.9 million of mortgage loans and the paydown of $15.0 million on the Revolving Credit Facility in the third quarter of 2023 partially offset by increases in interest rates on the Revolving Credit Facility compared to the prior year.

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

Change in the fair value of the Earn-Out liability

In connection with the Merger, in August 2023 we recognized a liability for Earn-Out Shares which may vest if certain hurdles are met regarding share price. Changes to the fair value of the liability during the period are reflected in earnings.

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

The following table presents our NOI as well as a reconciliation of NOI to Net Loss, the most directly comparable financial measure under U.S. GAAP reported in our consolidated financial statements, for the three and six months ended June 30, 2024 and 2023 (dollars in thousands):

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2024	2023	% Change	2024	2023	% Change
Revenues
Managed property revenue	$7,226	$—		$12,727	$—
Base rent income	1,523	1,951		3,166	4,031
Percentage rental income	517	5,263		2,200	10,286
Total revenues	9,266	7,214	28.4%	18,093	14,317	26.4%
Less:
Property taxes	1,809	1,742		3,713	3,498
Property operating expense	1,824	533		3,345	1,051
Net Operating Income	5,633	4,939	14.1%	11,035	9,768	13.0%

Reconciliation
Net loss	(2,469)	(3,707)		(5,458)	(7,049)
Loss (gain) on sale of real estate	—	—		42	(660)
Other (expense) income, net	60	(15)		128	(30)
Change in fair value of Earn-Out liability	(310)	—		(964)	—
Interest expense	3,087	3,676		6,066	7,276
Depreciation and amortization	2,096	2,130		4,189	4,256
General and administrative	2,909	2,444		5,926	5,063
Professional fees	260	327		949	795
Organizational, offering and other costs	—	84		—	117
Impairment	—	—		157	—
Net Operating Income	$5,633	$4,939		$11,035	$9,768

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

The following table presents our calculation of EBITDA and Adjusted EBITDA for the three and six months ended June 30, 2024 and 2023 (dollars in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Reconciliation of Net Loss to Adjusted EBITDA Attributable to the Company
Net loss	$(2,469)	$(3,707)	$(5,458)	$(7,049)
Interest expense	3,087	3,676	6,066	7,276
Depreciation and amortization	2,096	2,130	4,189	4,256
EBITDA Attributable to the Company	$2,714	$2,099	$4,797	$4,483
Organizational, offering and other costs	—	84	—	117
Impairment of real estate	—	—	157	—
Change in fair value of Earn-Out liability	(310)	—	(964)	—
Loss (gain) on sale of real estate	—	—	42	(660)
Transaction costs	189	—	294	—
Equity based compensation	1,610	1,430	3,409	3,084
Adjusted EBITDA Attributable to the Company	$4,203	$3,613	$7,735	$7,024

Liquidity and Capital Resources

Sources and Uses of Cash

Aside from standard operating expenses, we expect our principal cash demands in both the short term and long term to be for:

●	principal and interest payments on our outstanding indebtedness;
●	capital expenditures; and
●	acquisitions of assets.

Our principal source of funds will be rental income and managed property revenue at our parking facilities as well as existing cash on hand as a result of the Merger and the Preferred PIPE Investment. We also may sell properties that we own or place mortgages on properties that we own to raise capital.

Debt

We have $93.1 million of debt maturing within twelve months of the date of the issuance of the Quarterly Report which is comprised of $58.7 million related to the Revolving Credit Facility and $34.4 million of notes payable. We do not currently have sufficient cash on hand, liquidity or projected future cash flows to repay these outstanding amounts upon maturity. These conditions and events raise substantial doubt about the Company’s ability to continue as a going concern.

We are currently analyzing financial and strategic alternatives in order to satisfy these debt maturities.  While there can be no assurance that we will satisfy the debt prior to or at maturity, management has determined it is probable that it will be able to address the notes payable maturities by refinancing the notes payable and/or selling the real estate investments and utilizing the sales proceeds to satisfy the related notes payable.

With respect to the Revolving Credit Facility, we are evaluating several refinancing options supported by current term sheets received from multiple lenders. We expect to execute on available options in 2024. However, the finalization of the refinancing under these options are not fully within our control and therefore cannot be deemed probable and thus our plans do not alleviate substantial doubt about the Company’s ability to continue as a going concern. See Note B — Summary of Significant Accounting Policies in Part I, Item 1 Notes to the Consolidated Financial Statements of this Quarterly Report for further discussion.

During 2023 and the six months ended June 30, 2024, we have taken steps to both extend and ladder maturities in our debt profile, including:

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

Certain lenders may require reserves related to capital improvements, insurance, and excess cash. These lender-required reserves make up the majority of our restricted cash amounts as of June 30, 2024.

Capital Expenditures

Existing capital expenditure activities expected to be completed in the near-term for general maintenance are expected to cost approximately $0.1 million.

Asset Acquisitions

Our future acquisitions or development of properties cannot be accurately projected because such acquisitions or development activities depend upon available opportunities that come to our attention and upon our ability to successfully acquire, develop, finance and lease such properties. However, we have identified a pipeline of acquisition opportunities that we believe is bespoke and actionable, while being largely off-market and unavailable to our competitors. As of June 30, 2024, we have identified and are evaluating several parking facilities with approximately $300 million in asset value as potential acquisition targets. However, we are unlikely to acquire additional parking facilities until more favorable financial market conditions are realized.

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

We are currently accruing dividends in accordance with the terms of the Series A Preferred Stock and Series 1 Preferred Stock. As of June 30, 2024, the balance unpaid dividends outstanding was approximately $0.7 million and $9.2 million for Series A Preferred Stock and Series 1 Preferred Stock, respectively. No cash dividend on the common stock can be paid until the preferred distributions are paid.

As a result of the Merger, our previously outstanding warrant became a warrant to purchase 2,553,192 shares of our common stock at an exercise price of $7.83 per share, exercisable as of the date of the Closing (the “Common Stock Warrants”). As of the Closing Date, FWAC, Legacy MIC, and Color Up entered into a Warrant Assumption and Amendment Agreement (the “Warrant Assumption and Amendment Agreement”) to the Warrant Agreement, whereby the Company assumed the Common Stock Warrants remaining outstanding and unexpired at that time, and such Common Stock Warrants became the common stock warrants of the Company. On August 29, 2023, the Company and Color Up entered into the Amended and Restated Warrant Agreement pursuant to which the Warrant Agreement was amended and restated to reflect the effects of the Merger and permit Color Up to exercise the Common Stock Warrants on a cashless basis at Color Up’s option. Subsequently, Color Up distributed the entirety of the Common Stock Warrants to HSCP Strategic III, LP, an entity controlled by Mr. Osher, and Bombe Asset Management, LLC, an entity owned and controlled by Mr. Chavez and Ms. Hogue.

While exercise of the Common Stock Warrants is a potential source of cash, we do not currently believe this is a likely event and therefore do not use this assumption in our operating plans.

Sources and Uses of Cash

The following table summarizes our cash flows for the six months ended June 30, 2024 and 2023 (dollars in thousands):

	For the Six Months Ended June 30,
	2024	2023
Net cash (used in) operating activities	$(1,011)	$(2,221)
Net cash (used in) provided by investing activities	$(506)	$354
Net cash (used in) financing activities	$(1,880)	$(2,934)

Comparison of the six months ended June 30, 2024 to the six months ended June 30, 2023:

Cash flows from operating activities

The cash used in operating activities for the six months ended June 30, 2024 was primarily attributable to payment of certain general and administrative and professional fees and changes in working capital, which offset the benefit of changes in NOI for the period.

Cash flows from investing activities

The cash used in investing activities during the six months ended June 30, 2024 was primarily attributable to capital expenditures and payments on sale of one parking asset in February 2024 as the sale was financed with a note receivable. The cash provided by investing activities during the six months ended June 30, 2023 was primarily attributable to routine and strategic capital expenditures and the sale of one parking asset in February 2023.

Cash flows from financing activities

The cash used in financing activities during the six months ended June 30, 2024 was primarily attributable to the refinancing of certain notes payable and related loan fees. The cash used in financing activities during the six months ended June 30, 2023 was primarily attributable to principal payments on mortgage loans, including $1.0 million for the one parking asset sold in February 2023, as well as distribution payments to non-controlling interest holders in MVP St. Louis Cardinal Lot, DST.

Seasonality and Quarterly Results

Certain demand drivers of our business are subject to seasonal fluctuations, specifically those impacted by sports seasons, concerts and theaters. Some of our locations may also see fluctuations in demand due to inclement weather, especially in our Midwest markets. These factors are unique to each location and we expect the fluctuations will primarily impact transient parking revenues while contract parking revenues will remain relatively stable. Due to these seasonality factors, and other factors described herein, results for any quarter are not necessarily indicative of the results that may be achieved for the full fiscal year.

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

The following remedial actions have been identified and initiated as of June 30, 2024:

●	We hired a Chief Financial Officer who has experience in remediating material weaknesses in internal controls and enhancing control environments.
●	We will continue to train accounting resources to ensure that have the requisite levels of expertise.
●	We will reallocate responsibilities across the finance organization to allow for the appropriate segregation of duties to be applied.
●	We will re-evaluate the permissions of user roles within our accounting system in order to establish more appropriate segregation of duties.
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

(c) Changes in Internal Control over Financial Reporting

Except for the changes related to our remediation efforts described above, there was no change in our internal control over financial reporting that occurred during the second quarter of 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Refer to Note N — Commitments and Contingencies in Part I, Item 1 Notes to the Consolidated Financial Statements of this Quarterly Report, which information, except for paragraph 2 therein, is incorporated herein by reference.

Item 1A. Risk Factors

There have been no material changes from the risk factors set forth in our annual report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 22, 2024, except as set forth below.

Risks Related to Financial, Tax and Accounting Issues

Our financial condition has raised substantial doubt as to our ability to continue as a going concern; we may not have sufficient capital as and when needed.

We have incurred net losses since our inception and anticipate net losses for the near future. We have $93.1 million of debt maturing within twelve months of the date of the issuance of the Quarterly Report which is comprised of $58.7 million related to the Revolving Credit Facility and $34.4 million of notes payable. We do not currently have sufficient cash on hand, liquidity or projected future cash flows to repay these outstanding amounts upon maturity. These conditions and events raise substantial doubt about the Company’s ability to continue as a going concern.

We are currently analyzing financial and strategic alternatives in order to satisfy these debt maturities.  While there can be no assurance that we will satisfy the debt prior to or at maturity, management has determined it is probable that it will be able to address the notes payable maturities by refinancing the notes payable and/or selling the real estate investments and utilizing the sales proceeds to satisfy the related notes payable.

With respect to the Revolving Credit Facility, we are evaluating several refinancing options supported by current term sheets received from multiple lenders. We expect to execute on available options in 2024. However, the finalization of the refinancing under these options are not fully within our control and therefore cannot be deemed probable and thus our plans do not alleviate substantial doubt about the Company’s ability to continue as a going concern.

In addition, we may not have sufficient cash resources or access to capital as and when needed, which may materially adversely affect our business, financial conditions,  results of operations, share price of our Common Stock and may cause us to significantly modify our operational plans to continue as a going concern.

Item 5. Other Information

During the quarter ended June 30, 2024, no directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

Item 6. Exhibits

The exhibits filed as part of this Quarterly Report are listed in the index to exhibits immediately preceding such exhibits, which index to exhibits is incorporated herein by reference.

Exhibit No.	Description of Exhibit	Form	Exhibit or Annex	Filing Date	File Number
3.1	Articles of Incorporation of MIC	8-K	3.1	August 31, 2023	001-40415
3.2	Articles of Merger (effecting the change of the name of MIC to “Mobile Infrastructure Corporation”)	8-K	3.2	August 31, 2023	001-40415
3.3	Bylaws of MIC	8-K	3.3	August 31, 2023	001-40415
10.1	Offer Letter, dated as of April 27, 2024, by and between MIC and Paul Gohr	8-K	10.1	May 15, 2024	001-40415
31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Co-Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3*	Certification of Co-Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer and Co-Principal Financial Officers Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Linkbase Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed concurrently herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Mobile Infrastructure Corporation

Date: August 13, 2024	By:	/s/ Manuel Chavez
Manuel Chavez
Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 2024	By:	/s/ Stephanie Hogue
Stephanie Hogue
President
(Co-Principal Financial Officer)

Date: August 13, 2024	By:	/s/ Paul Gohr
Paul Gohr
Chief Financial Officer
(Co-Principal Financial Officer and Principal Accounting Officer)