Form 10-Q
period 2024-09-30
Mobile Infrastructure Corp
filed 2024-11-13
CIK 1847874

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark one)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

As of November 1, 2024, there were 41.9 million shares of the registrant's common stock outstanding.

PART I            Financial Information

Item 1.  Financial Statements

MOBILE INFRASTRUCTURE CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	As of September 30, 2024	As of December 31, 2023
	(unaudited)
ASSETS
Investments in real estate
Land and improvements	$159,785	$161,291
Buildings and improvements	259,737	260,966
Construction in progress	32	273
Intangible assets	10,256	10,187
	429,810	432,717
Accumulated depreciation and amortization	(36,102)	(29,838)
Total investments in real estate, net	393,708	402,879

Cash	8,732	11,134
Cash – restricted	5,568	5,577
Accounts receivable, net	3,783	2,269
Note receivable	3,120	—
Other assets	3,280	1,378
Total assets	$418,191	$423,237
LIABILITIES AND EQUITY
Liabilities
Notes payable, net	$132,146	$134,380
Revolving credit facility, net	53,256	58,523
Line of credit	17,935	—
Accounts payable and accrued expenses	10,874	14,666
Accrued preferred distributions and redemptions	5,603	10,464
Earn-Out Liability	636	1,779
Due to related parties	460	470
Total liabilities	220,910	220,282

Equity
Mobile Infrastructure Corporation Stockholders’ Equity
Preferred stock Series A, $0.0001 par value, 50,000 shares authorized, 2,229 and 2,812 shares issued and outstanding, with a stated liquidation value of $2,229,000 and $2,812,000 as of September 30, 2024 and December 31, 2023, respectively	—	—
Preferred stock Series 1, $0.0001 par value, 97,000 shares authorized, 27,426 and 36,677 shares issued and outstanding, with a stated liquidation value of $27,426,000 and $36,677,000 as of September 30, 2024 and December 31, 2023, respectively	—	—
Preferred stock Series 2, $0.0001 par value, 60,000 shares authorized, 46,000 issued and converted (stated liquidation value of zero as of September 30, 2024 and December 31, 2023)	—	—
Common stock, $0.0001 par value, 500,000,000 shares authorized, 31,724,535 and 27,858,539 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	2	2
Warrants issued and outstanding – 2,553,192 warrants as of September 30, 2024 and December 31, 2023	3,319	3,319
Additional paid-in capital	270,504	262,184
Accumulated deficit	(139,057)	(134,291)
Total Mobile Infrastructure Corporation Stockholders’ Equity	134,768	131,214
Non-controlling interest	62,513	71,741
Total equity	197,281	202,955
Total liabilities and equity	$418,191	$423,237

The accompanying notes are an integral part of these consolidated financial statements.

MOBILE INFRASTRUCTURE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts, unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues
Managed property revenue	$7,981	$—	$20,708	$—
Base rent income	1,538	2,009	4,704	6,040
Percentage rental income	239	6,054	2,439	16,340
Total revenues	9,758	8,063	27,851	22,380

Operating expenses
Property taxes	1,829	1,802	5,542	5,300
Property operating expense	1,835	390	5,180	1,441
Depreciation and amortization	2,104	2,132	6,293	6,389
General and administrative	2,684	4,154	8,610	9,218
Preferred Series 2 - issuance expense	—	16,101	—	16,101
Professional fees	396	326	1,345	1,121
Organizational, offering and other costs	—	1,231	—	1,348
Impairment	—	8,700	157	8,700
Total expenses	8,848	34,836	27,127	49,618

Other
Interest expense	(3,348)	(3,618)	(9,414)	(10,893)
(Loss) Gain on sale of real estate	(13)	—	(55)	660
Other income, net	382	1,121	254	1,152
Change in fair value of Earn-Out liability	179	4,628	1,143	4,628
Total other expense	(2,800)	2,131	(8,072)	(4,453)

Net loss	(1,890)	(24,642)	(7,348)	(31,691)
Net loss attributable to non-controlling interest	(579)	(6,807)	(2,582)	(10,591)
Net loss attributable to Mobile Infrastructure Corporation’s stockholders	$(1,311)	$(17,835)	$(4,766)	$(21,100)

Preferred stock distributions declared - Series A	(33)	(48)	(104)	(156)
Preferred stock distributions declared - Series 1	(407)	(642)	(1,350)	(2,034)
Preferred stock distributions declared - Series 2	—	(4,600)	—	(4,600)
Net loss attributable to Mobile Infrastructure Corporation’s common stockholders	$(1,751)	$(23,125)	$(6,220)	$(27,890)

Basic and diluted loss per weighted average common share:
Net loss per share attributable to Mobile Infrastructure Corporation’s common stockholders - basic and diluted	$(0.06)	$(1.77)	$(0.21)	$(2.13)
Weighted average common shares outstanding, basic and diluted	30,615,113	13,089,848	29,309,119	13,089,848

The accompanying notes are an integral part of these consolidated financial statements.

MOBILE INFRASTRUCTURE CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

FOR THE THREE and NINE months ended SEPTEMBER 30, 2024 and 2023

(In thousands, except share amounts, unaudited)

	Preferred stock		Common stock
	Number of Shares	Par Value	Number of Shares	Par Value	Warrants	Additional Paid-in Capital	Accumulated Deficit	Non-controlling interest	Total
Balance, December 31, 2023	39,489	$—	27,858,539	$2	$3,319	$262,184	$(134,291)	$71,741	$202,955
Equity-based payments	—	—	—	—	—	454	—	2,546	3,000
Distributions to non-controlling interest holders	—	—	—	—	—	—	—	(46)	(46)
Declared distributions – Series A ($14.38 per share)	—	—	—	—	—	(37)	—	—	(37)
Declared distributions – Series 1 ($13.75 per share)	—	—	—	—	—	(491)	—	—	(491)
Conversions - Series 1	(2,207)	—	679,468	—	—	617	—	—	617
Conversions - Series A	(329)	—	99,372	—	—	94	—	—	94
Allocation of equity to non-controlling interest	—	—	—	—	—	3,087	—	(3,087)	—
Net loss	—	—	—	—	—	—	(2,098)	(891)	(2,989)
Balance, March 31, 2024	36,953	$—	28,637,379	$2	$3,319	$265,908	$(136,389)	$70,263	$203,103

Equity-based payments	—	—	—	—	—	402	—	1,308	1,710
Distributions to non-controlling interest holders	—	—	—	—	—	—	—	(46)	(46)
Declared distributions – Series A ($14.38 per share)	—	—	—	—	—	(34)	—	—	(34)
Declared distributions – Series 1 ($13.75 per share)	—	—	—	—	—	(452)	—	—	(452)
Conversions - Series 1	(2,969)	—	1,053,518	—	—	841	—	—	841
Conversions - Series A	(202)	—	72,578	—	—	61	—	—	61
Allocation of equity to non-controlling interest	—	—	—	—	—	2,183	—	(2,183)	—
Net loss	—	—	—	—	—	—	(1,357)	(1,112)	(2,469)
Balance, June 30, 2024	33,782	$—	29,763,475	$2	$3,319	$268,909	$(137,746)	$68,230	$202,714

Equity based compensation	—	—	73,609	—	—	252	—	958	1,210
Distributions to Non-controlling Interest Holders	—	—	—	—	—	—	—	(42)	(42)
Issuance of common stock	—	—	500,000	—	—	1,750	—	—	1,750
Repurchase of common stock	—	—	(26,925)	—	—	(90)	—	—	(90)
Redemptions - Series 1	(1,293)	—	—	—	—	(6,759)	—	—	(6,759)
Declared distributions – Series A ($14.38 per share)	—	—	—	—	—	(33)	—	—	(33)
Declared distributions – Series 1 ($13.75per share)	—	—	—	—	—	(407)	—	—	(407)
Conversions - Series 1	(2,782)	—	1,056,914	—	—	823	—	—	823
Conversions - Series A	(52)	—	20,706	—	—	16	—	—	16
Allocation of equity to non-controlling interest	—	—	336,756	—	—	6,043	—	(6,054)	(11)
Net loss	—	—	—	—	—	—	(1,311)	(579)	(1,890)
Balance, September 30, 2024	29,655	$—	31,724,535	$2	$3,319	$270,504	$(139,057)	$62,513	$197,281

	Preferred stock		Common stock
	Number of Shares	Par Value	Number of Shares	Par Value	Warrants	Additional Paid-in Capital	Accumulated Deficit	Non-controlling interest	Total
Balance, December 31, 2022 (as previously reported)	42,673	$—	7,762,375	$—	$3,319	$193,176	$(109,168)	$99,681	$187,008
Retroactive application of the recapitalization	—	—	5,327,473	—	—	—	—	—	—
Balance, December 31, 2022 (as adjusted)	42,673	$—	13,089,848	$—	$3,319	$193,176	$(109,168)	$99,681	$187,008

Equity-based payments	—	—	—	—	—	—	—	1,484	1,484
Distributions to non-controlling interest holders	—	—	—	—	—	—	—	(306)	(306)
Declared distributions – Series A ($18.75 per share)	—	—	—	—	—	(54)	—	—	(54)
Declared distributions – Series 1 ($17.50 per share)	—	—	—	—	—	(696)	—	—	(696)
Net loss	—	—	—	—	—	—	(1,548)	(1,795)	(3,343)
Balance, March 31, 2023	42,673	$—	13,089,848	$—	$3,319	$192,426	$(110,716)	$99,064	$184,093

Equity-based payments	—	—	—	—	—	—	—	1,214	1,214
Distributions to non-controlling interest holders	—	—	—	—	—	—	—	(19)	(19)
Declared distributions – Series A ($18.75 per share)	—	—	—	—	—	(54)	—	—	(54)
Declared distributions – Series 1 ($17.50 per share)	—	—	—	—	—	(696)	—	—	(696)
Net loss	—	—	—	—	—	—	(1,718)	(1,989)	(3,707)
Balance, June 30, 2023	42,673	$—	13,089,848	$—	$3,319	$191,676	$(112,434)	$98,270	$180,831

Equity Based Payments	—	—	—	—	—	—	—	2,789	2,789
Distributions to non-controlling interest holders	—	—	—	—	—	—	—	(48)	(48)
Declared distributions – Series A ($16.77 per share)	—	—	—	—	—	(48)	—	—	(48)
Declared distributions – Series 1 ($16.13 per share)	—	—	—	—	—	(642)	—	—	(642)
Declared distributions - Series 2 (0.1 shares per share)	—	—	—	—	—	(4,600)	—	—	(4,600)
Reverse Recapitalization, net of issuance costs	46,000	—	—	—	—	53,903	—	—	53,903
Net loss	—	—	—	—	—	—	(17,835)	(6,807)	(24,642)
Balance, September 30, 2023	88,673	$—	13,089,848	$—	$3,319	$240,289	$(130,269)	$94,204	$207,543

The accompanying notes are an integral part of these consolidated financial statements.

MOBILE INFRASTRUCTURE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	For the Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(7,348)	$(31,691)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	6,293	6,389
Amortization of loan costs	728	1,050
Loss on extinguishment of debt	—	105
Gain on settlement of liability	(636)	(1,155)
Loss on interest rate cap	55	49
Loss (gain) on sale of real estate	55	(660)
Equity based payment	4,751	5,355
Impairment	157	8,700
Issuance of Preferred Series 2 Stock	—	16,101
Change in fair value of Earn-Out liability	(1,143)	(4,628)
Changes in operating assets and liabilities
Due to/from related parties	(10)	156
Accounts payable and accrued expenses	(1,794)	3,060
Indemnification liability	(350)	(750)
Other assets	(253)	(152)
Deferred offering costs	—	(3,022)
Accounts receivable	(1,514)	(325)
Net cash (used in) operating activities	(1,009)	(1,418)
Cash flows from investing activities:
Capital expenditures	(463)	(1,624)
Capitalized technology	—	(23)
Proceeds on sale of investment in real estate	289	1,475
Net cash (used in) investing activities	(174)	(172)
Cash flows from financing activities:
Proceeds from Line of Credit	17,935	—
Payments on notes payable	(7,926)	(13,291)
Payments on Revolving Credit Facility	(5,444)	(15,000)
Proceeds from notes payable	5,900	—
Proceeds from reverse recap, net of payment of equity issuance costs	—	39,046
Payment of transaction costs for reverse recapitalization	—	(891)
Payment on interest rate cap	—	(205)
Distributions to non-controlling interest holders	(134)	(373)
Loan fees	(714)	—
Share repurchase plan	(90)	—
Shares repurchased for vesting of employee awards	(133)	—
Preferred redemption payments	(1,292)	—
Preferred dividend payments	(9,328)	—
Net cash (used in) provided by financing activities	(1,226)	9,286
Net change in cash and cash equivalents and restricted cash	(2,409)	7,696

Cash and cash equivalents and restricted cash, beginning of period	16,711	10,974
Cash and cash equivalents and restricted cash, end of period	$14,302	$18,670

Reconciliation of Cash and Cash Equivalents and Restricted Cash:
Cash and cash equivalents at beginning of period	$11,134	$5,758
Restricted cash at beginning of period	5,577	5,216
Cash and cash equivalents and restricted cash at beginning of period	$16,711	$10,974

Cash and cash equivalents at end of period	$8,732	$13,736
Restricted cash at end of period	5,568	4,934
Cash and cash equivalents and restricted cash at end of period	$14,300	$18,670

Supplemental disclosures of cash flow information:
Interest Paid	$8,169	$9,215
Non-cash investing and financing activities:
Distributions declared not yet paid	136	2,190
Accrued preferred distributions paid in common stock	2,452	—
Right of use asset and lease liability	332	—
Note receivable related to disposition of property	3,120	—
Requested preferred redemptions not yet paid	5,467	—
Common stock issued as loan fees	1,750	—
Equity shares issued in exchange for accrued compensation	1,303	—
Series 2 Preferred Stock dividend paid-in-kind	—	4,600
Accrued capital expenditures	26	502

The accompanying notes are an integral part of these consolidated financial statements.

MOBILE INFRASTRUCTURE CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024

(UNAUDITED)

Note A — Organization and Business Operations

Mobile Infrastructure Corporation (formerly known as Fifth Wall Acquisition Corp. III or “FWAC”) is a Maryland corporation. We focus on acquiring, owning and optimizing parking facilities and related infrastructure, including parking lots, parking garages and other parking structures throughout the United States. We target both parking garage and surface lot properties primarily in the top 50 U.S. Metropolitan Statistical Areas, with proximity to key demand drivers, such as commerce, events and venues, government and institutions, hospitality and multifamily central business districts. As of September 30, 2024, we own 41 parking facilities in 20 separate markets throughout the United States, with a total of approximately 15,300 parking spaces and approximately 5.2 million square feet. We also own approximately 0.2 million square feet of retail/commercial space adjacent to our parking facilities.

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

In connection with the Merger, Mobile Infra Operating Partnership, L.P., a Maryland limited partnership (the “Operating Partnership”), converted from a Maryland limited partnership to a Delaware limited liability company, Mobile Infra Operating Company, LLC (following the conversion, the “Operating Company”). In connection with the conversion, each outstanding unit of partnership interest of the Operating Partnership was converted automatically, on a one-for-one basis, into an equal number of identical membership units of the Operating Company. The Company is a member of the Operating Company and owns substantially all of its assets and conducts substantially all of its operations through the Operating Company. The Operating Company is managed by a board of directors, one appointed by the Company and one appointed by the other members of the Operating Company. Currently, the two directors of the Operating Company are Manuel Chavez, III, our Chief Executive Officer and a director, and Stephanie Hogue, our President and a director. The Company owns approximately 70.0% of the Common Units of the Operating Company. The remaining Common Units are held by certain of our executive officers and directors (directly or indirectly) and outside investors.

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

Note B — Summary of Significant Accounting Policies

Basis of Accounting

Our consolidated financial statements are prepared on the accrual basis of accounting and in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information as contained in the Financial Accounting Standards Board (“FASB”) ASC, and in conjunction with rules and regulations of the SEC. Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary to give a fair presentation of operating results for the periods presented have been included. Certain prior period amounts have been reclassified to conform to the current period presentation. Operating results for the three and nine months ended September 30, 2024, are not necessarily indicative of the results that may be expected for the year ending December 31, 2024. There were no significant changes to our significant accounting policies during the nine months ended September 30, 2024 other than those noted below. For a full summary of our accounting policies, refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 filed with the SEC on March 22, 2024.

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

We have incurred net losses since our inception and anticipate net losses for the near future. We have $111.1 million of debt due within twelve months of the date of the issuance of the Quarterly Report which is comprised of $53.3 million related to the Revolving Credit Facility (as defined herein), $23.6 million related to the Line of Credit (as defined herein) and $34.2 million of notes payable. We do not currently have sufficient cash on hand, liquidity or projected future cash flows to repay these outstanding amounts and interest due upon maturity. These conditions and events raise substantial doubt about the Company’s ability to continue as a going concern.

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

With respect to the Revolving Credit Facility, we are evaluating several refinancing options supported by current term sheets received from multiple lenders. We expect to execute on available options in 2024. We are also evaluating refinancing options for the Line of Credit and expect to refinance prior to maturity. However, the finalization of the refinancing under these options are not fully within our control and therefore cannot be deemed probable and thus our plans do not alleviate substantial doubt about the Company’s ability to continue as a going concern.

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

Concentration

Our operators may act as agents collecting revenues on our behalf or may act as lessee if under a lease agreement. The revenue from locations where Metropolis Technologies, Inc. (“Metropolis”) acts as either a lease tenant or an operator agent represented 56.2% and 61.6% of our revenue, excluding commercial revenue, for the nine months ended September 30, 2024 and 2023, respectively. Revenue from locations where LAZ Parking ("LAZ") acts as either a lease tenant or an operator agent represented 15.3% and 3.2% of our revenue, excluding commercial revenue, for the nine months ended September 30, 2024 and 2023, respectively.

In addition, we had concentrations in Cincinnati (18.7% and 19.4%), Detroit (10.4% and 10.3%), and Chicago (9.2% and 9.1%) based on gross book value of real estate as of September 30, 2024 and December 31, 2023, respectively.

We had concentrations of our outstanding accounts receivable balance with Metropolis of 28.8% and 60.1% as of September 30, 2024 and December 31, 2023, respectively and with LAZ of 11.8% and 2.7% as of September 30, 2024 and December 31, 2023, respectively. During the nine months ended September 30, 2024, the majority of these receivable balances represent cash paid by parkers that was collected on our behalf by these operators.

Revenue Recognition

During 2024, 29 of our parking facilities converted from lease arrangements with operators to contracts with the operator to provide services for a set fee. Under these contracts, the operators will run the day-to-day activities at the facilities under our direction. We recognize revenue and expenses on a gross basis as we have determined we are the principal in these arrangements. These management contracts are accounted for in accordance with ASC Topic 606, Revenue from Contracts with Customers, and the revenues associated with these contracts are recorded as Managed Property Revenue in the Consolidated Statement of Operations.

Taxes assessed by a governmental authority that are collected from a customer are excluded from revenue.

Allowance for Doubtful Accounts

Accounts receivable is primarily comprised of amounts owed to us for services provided under our managed property contracts and a note receivable related to a property sale. Amounts are recorded at the invoiced amount net of an allowance for doubtful accounts, if necessary. We apply judgment in assessing the ultimate realization of our receivables and we estimate an allowance for doubtful accounts based on various factors, such as the aging of our receivables, historical experience, and the financial condition of our obligors. Allowance for doubtful accounts was approximately $0.2 million as of September 30, 2024 and immaterial as of  December 31, 2023.

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

A full valuation allowance for deferred tax assets was historically provided each year since we believed that as a REIT it was more likely than not that it would not realize the benefits of its deferred tax assets.  As a taxable C Corporation, we have evaluated our deferred tax assets for the nine months ended September 30, 2024, which consist primarily of net operating losses and our investment in the Operating Company. Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended September 30, 2024. Such objective evidence limits the ability to consider other subjective evidence, such as our projections for future growth. We have continued to generate a net loss and as such have determined that we will continue to record a full valuation allowance against our deferred tax assets for the nine months ended September 30, 2024. A change in circumstances may cause us to change our judgment about whether deferred tax assets should be recorded, and further whether any such assets would more likely than not be realized. We would generally report any change in the valuation allowance through our Consolidated Statements of Operations in the period in which such changes in circumstances occur.

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

Contract Parkers

Contract parkers include customers who pay, generally in advance, to have the right to access the facility for a set period. The access will generally be for a calendar month and may be restricted to certain days or times based on the terms of the contract. The transaction price is determined using the parking fee agreed upon and paid prior to use, with no variability or concession based on usage level, and the full transaction price is allocated to the single performance obligation. Revenue is recognized over the month the parking fee relates.

Disaggregation of revenue

We disaggregate revenue from contracts with customers by Transient Parkers and Contract Parkers. We have concluded that such disaggregation of revenue best depicts the overall nature and timing of our revenue and cash flows affected by the economic factors of the respective contractual arrangement.

Disaggregated revenue for the three and nine months ended September 30, 2024 are as follows (dollars in thousands):

	For the Three Months Ended September 30, 2024	For the Nine Months Ended September 30, 2024
Transient Parkers	$5,399	$13,367
Contract Parkers	2,533	7,164
Ancillary Revenue (1)	49	177
Total Managed Property Revenue	$7,981	$20,708

(1)	Ancillary revenue includes contracted revenue for other uses outside of parking, such as billboard revenue, and is recognized over time.

Contract balances

The timing of revenue recognition, billings and cash collections results in accounts receivable and contract liabilities. Accounts receivable represent amounts where we have an unconditional right to the consideration and therefore only the passage of time is required for us to receive consideration due from the customer. Receivables may be from parking customers who have a contractual obligation to pay for their usage or from the operators of the facilities who have collected parking fees on our behalf. As of September 30, 2024, we had $3.0 million of outstanding accounts receivable related to our managed property revenue.

It is our standard procedure to bill Contract Parkers in the month prior to when they will be using the facility in accordance with agreed-upon contractual terms. Billing typically occurs prior to revenue recognition, resulting in contract liabilities. The majority of any contract liability will be recognized at end of the following month. Changes in deferred revenue primarily include prepayments for future parking months and recognition of previously deferred revenue. No material amounts in deferred revenue represent prepayments longer than a single month. As of September 30, 2024, we had approximately $0.2 million of deferred managed property revenue included in Accounts Payable and Accrued Expenses on the Consolidated Balance Sheets. There was no deferred managed property revenue as of December 31, 2023.

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

In July 2024, we sold one parking lot in Clarksburg, West Virginia for approximately $0.5 million, resulting in an immaterial loss on sale of real estate. We received proceeds of approximately $0.4 million, after transaction costs, which were used to pay down a portion of the outstanding balance on the Revolving Credit Facility, as defined below.

In November 2024, we sold a parking lot located in Indianapolis, Indiana for $4.6 million. We received proceeds of approximately $4.5 million, after transaction costs, which were used to pay down a portion of the outstanding balance on the Revolving Credit Facility.

2023

In February 2023, we sold a parking lot located in Wildwood, New Jersey for $1.5 million, resulting in a gain on sale of real estate of approximately $0.7 million. We received net proceeds of approximately $0.3 million after the repayment of the outstanding mortgage loan, interest and transaction costs.

Note F — Intangible Assets

A schedule of our intangible assets and related accumulated amortization as of September 30, 2024 and December 31, 2023 is as follows (dollars in thousands):

	As of September 30, 2024		As of December 31, 2023
	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
In-place lease value	$2,429	$2,065	$2,443	$1,845
Lease commissions	182	154	182	136
Indefinite lived contract	3,160	—	3,160	—
Acquired technology	4,485	1,374	4,402	1,009
Total intangible assets	$10,256	$3,593	$10,187	$2,990

Amortization of the in-place lease value, lease commissions and acquired technology are included in Depreciation and Amortization in our Consolidated Statements of Operations. Amortization expense associated with intangible assets totaled approximately $0.2 million for both the three months ended September 30, 2024 and 2023 and approximately $0.6 million for both the nine months ended September 30, 2024 and 2023.

Estimated future amortization of intangible assets as of September 30, 2024 for each of the next five years is as follows (dollars in thousands):

	In-place lease value	Lease commissions	Acquired technology
2024 (Remainder)	$62	$4	$125
2025	183	12	497
2026	106	7	497
2027	13	5	468
2028	—	—	450
Thereafter	—	—	1,074
	$364	$28	$3,111

Note G — Debt

As of September 30, 2024, the principal balances on notes payable are as follows (dollars in thousands):

Loan	Original Debt Amount	Monthly Payment	Balance as of 9/30/24	Lender		Interest Rate	Loan Maturity
Mabley Place Garage, LLC	$9,000	$44	$7,269	Barclays		4.25%	12/6/2024
322 Streeter Holdco LLC	25,900	130	24,147	American National Insurance Co.		3.50%	3/1/2025
MVP Houston Saks Garage, LLC	3,650	20	2,764	Barclays Bank PLC		4.25%	8/6/2025
Minneapolis City Parking, LLC	5,250	29	4,101	American National Insurance, of NY		4.50%	5/1/2026
MVP Bridgeport Fairfield Garage, LLC	4,400	23	3,423	FBL Financial Group, Inc.		4.00%	8/1/2026
West 9th Properties II, LLC	5,300	30	4,222	American National Insurance Co.		4.50%	11/1/2026
MVP Fort Worth Taylor, LLC	13,150	73	10,510	American National Insurance, of NY		4.50%	12/1/2026
MVP Detroit Center Garage, LLC	31,500	194	26,200	Bank of America		5.52%	2/1/2027
MVP St. Louis Washington, LLC (1)	1,380	8	1,215	KeyBank	*	4.90%	5/1/2027
St. Paul Holiday Garage, LLC (1)	4,132	24	3,636	KeyBank	*	4.90%	5/1/2027
Cleveland Lincoln Garage, LLC (1)	3,999	23	3,519	KeyBank	*	4.90%	5/1/2027
MVP Denver Sherman, LLC (1)	286	2	251	KeyBank	*	4.90%	5/1/2027
MVP Milwaukee Arena Lot, LLC (1)	2,142	12	1,885	KeyBank	*	4.90%	5/1/2027
MVP Denver 1935 Sherman, LLC (1)	762	4	671	KeyBank	*	4.90%	5/1/2027
MVP Louisville Broadway Station, LLC (2)	1,682	I/O	1,682	Cantor Commercial Real Estate	**	5.03%	5/6/2027
MVP Whitefront Garage, LLC (2)	6,454	I/O	6,453	Cantor Commercial Real Estate	**	5.03%	5/6/2027
MVP Houston Preston Lot, LLC (2)	1,627	I/O	1,627	Cantor Commercial Real Estate	**	5.03%	5/6/2027
MVP Houston San Jacinto Lot, LLC (2)	1,820	I/O	1,820	Cantor Commercial Real Estate	**	5.03%	5/6/2027
St. Louis Broadway, LLC (2)	1,671	I/O	1,671	Cantor Commercial Real Estate	**	5.03%	5/6/2027
St. Louis Seventh & Cerre, LLC (2)	2,057	I/O	2,057	Cantor Commercial Real Estate	**	5.03%	5/6/2027
MVP Indianapolis Meridian Lot, LLC (2)	938	I/O	938	Cantor Commercial Real Estate	**	5.03%	5/6/2027
St Louis Cardinal Lot DST, LLC	6,000	I/O	6,000	Cantor Commercial Real Estate	**	5.25%	5/31/2027
MVP Preferred Parking, LLC	11,330	66	10,851	Key Bank	**	5.02%	8/1/2027
MVP Memphis Poplar	1,800	14	1,790	KeyBank		7.94%	3/1/2029
MVP St. Louis	4,100	31	4,077	KeyBank		7.94%	3/1/2029
Less unamortized loan issuance costs			(633)
			132,146

(1)	We issued a promissory note to KeyBank for $12.7 million secured by the pool of properties.
(2)	We issued a promissory note to Cantor Commercial Real Estate Lending, L.P. for $16.25 million secured by the pool of properties.

* 2 Year Interest Only

** 10 Year Interest Only

I/O - Interest Only

In  February 2024, we refinanced the note payable for MVP St. Louis 2013 and MVP Memphis Poplar with a five year, $5.9 million note payable with an interest rate of 7.94%.

Reserve funds are generally required for repairs and replacements, real estate taxes, and insurance premiums.  Some notes contain various terms and conditions including debt service coverage ratios and debt yield limits. As of  September 30, 2024, borrowers for one of our loans totaling $26.2 million, failed to meet certain loan covenants. As a result, we are subject to additional cash management procedures, which resulted in approximately $1.0 million of restricted cash as of  September 30, 2024. In order to exit cash management, certain debt service coverage ratios or debt yield tests must be exceeded for two consecutive quarters to return to less restrictive cash management procedures.

As of September 30, 2024, future principal payments on notes payable are as follows (dollars in thousands):

2024 (remainder)	8,076
2025	29,168
2026	22,782
2027	67,151
2028	95
Thereafter	5,507
Total	$132,779

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

In March 2024, we executed the Third Amendment to the Credit Agreement, which provided extension options through June 2025 with increased interest rate spreads above SOFR at each extension. In April 2024, we executed the first extension option, which extended the maturity through October 2024. In October 2024, we executed the second extension option which extends the maturity through April 1, 2025 with an interest rate spread above SOFR of 3.5%. In September 2024, we entered into a fixed all-in rate on our Revolving Credit Facility of 8.2% from October 1, 2024 until January 2, 2025.

Upon closing of the Line of Credit, as defined below, we remitted $5.0 million of the proceeds to pay down outstanding borrowings under the Credit Agreement.

Line of Credit

In September 2024, we entered into a $40.4 million revolving credit facility agreement with Harvest Small Cap Partners, L.P. and Harvest Small Cap Partners Master, Ltd. (collectively, the “Lenders”) maturing in September 2025 (the “Line of Credit”). Borrowings under the Line of Credit will accrue interest at a rate of 15.0% per annum, with interest payable in arrears at maturity or upon repayment of any principal amount borrowed under the Line of Credit. The proceeds from the Line of Credit (after payment of related legal fees) are only to be used for redemption payments on the Series A Preferred Stock and Series 1 Preferred Stock, payment of dividends on the Series A Preferred Stock and Series 1 Preferred Stock accrued prior to the closing date of the Line of Credit, funding of the share repurchase program, discussed below, and a $5.0 million paydown on the Revolving Credit Facility, as noted above. The Line of Credit includes provisions for a cross-default in connection with the Revolving Credit Facility and defaults on certain other indebtedness exceeding $25 million. Mr. Osher, co-chair of the Company’s board of directors, is the managing member of No Street Capital LLC, which serves as the investment manager of the Lenders.

Upon drawing the first $15.0 million under the Line of Credit on the closing date, we issued 500,000 shares of common stock to the Lenders subject to a 180-day lock period commencing on the date of issuance. The issuance date fair value of the shares of approximately $1.8 million is considered a debt issuance cost and recorded in Other Assets on our Consolidated Balance Sheet and amortized over the one-year term to Interest Expense on the Consolidated Statement of Operations. Unamortized loan fees as of September 30, 2024 were approximately $1.7 million.

As of September 30, 2024, approximately $17.9 million was outstanding under the Line of Credit. As of the November 1, 2024, the outstanding balance increased to approximately $23.6 million.

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

Series 1 Preferred Stock and Series A Preferred Stock Distributions

In March 2020, we began accruing distributions on the Series 1 Preferred Stock and Series A Preferred Stock after the Legacy MIC Board unanimously authorized the suspension of the payment of distributions. On September 11, 2024, the Board declared payment of accrued and unpaid dividends for all past dividend periods on the Series 1 Preferred Stock at a rate of $299.84 per share and on the Series A Preferred Stock at a rate of $319.81 per share to holders of record as of close of business on September 10, 2024 (collectively, the “Prior Dividend”). The Company paid the Prior Dividend on September 30, 2024. On September 11, 2024, the Board also authorized the payment of the monthly dividend for September 2024 on the Series 1 Preferred Stock and the Series A Preferred Stock at a rate of $4.583  and$4.791 per share, respectively, on October 14, 2024 to holders of record as of the close of business on September 29, 2024. The payment of future dividends is subject to the Board’s discretion and will be determined by the Board based on the Company’s financial condition, applicable law and such other considerations as the Board deems relevant.

Series 1 Preferred Stock and Series A Preferred Stock Redemptions and Conversions

Upon receipt of written notice to convert shares of Series 1 Preferred Stock and Series A Preferred Stock into common stock, we have the option to redeem the shares for cash with the redemption price equal to the Series 1 Preferred Stock and Series A Preferred Stock stated value, which is $1,000, plus any accrued but unpaid dividends. Should we elect to convert the shares, each share of Series 1 Preferred Stock and Series A Preferred Stock will convert into a number of shares of common stock determined by dividing the sum of (i) 100% of the stated value, which is $1,000, plus (ii) any accrued but unpaid dividends to, but not including, the date of conversion by the volume weighted average price per share of common stock for the 20 trading days prior to the delivery date of the receipt of the notice.

During the nine months ended September 30, 2024, approximately 8,000 shares of Series 1 Preferred Stock and approximately 600 shares of Series A Preferred Stock converted to approximately 2.8 million and 193,000 shares of common stock, respectively. Approximately 1,300 shares of the Series 1 Preferred Stock were redeemed for cash during the nine months ended September 30, 2024. In addition, requested redemptions at September 30, 2024 of approximately 5,500 shares with a stated value of approximately $5.5 million of Series 1 Preferred Stock were reclassified to Accrued Preferred Distributions and Redemptions on the Consolidated Balance Sheet, as we intend to redeem the shares for cash. There were no cash redemptions on the Series A Preferred Stock during the nine months ended September 30, 2024.

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

Convertible Non-controlling Interests

As of September 30, 2024, the Operating Company had approximately 45.4 million Common Units outstanding, excluding any equity incentive units granted. Beginning six months after first acquiring Common Units, each member will have the right to redeem the Common Units for either cash or common stock, subject to both our discretion and the terms and conditions set forth in the limited liability company agreement of the Operating Company (the “Operating Agreement”). During the nine months ended September 30, 2024, approximately 337,000 Common Units converted to shares of common stock on a one-for-one basis. As of November 1, 2024, approximately 8.5 million additional Common Units converted to shares of common stock on a one-for-one basis.

The Common Units not held by the Company outstanding as of September 30, 2024 are classified as noncontrolling interests within permanent equity on our Consolidated Balance Sheet.

Share Repurchase Program

In September 2024, the Board authorized a share repurchase program of up to $10 million of shares of our outstanding common stock. Repurchases may be made from time to time through open market purchases or through privately negotiated transactions subject to market conditions, applicable legal requirements and other relevant factors. Open market repurchases may be structured to occur in accordance with the requirements of Rule 10b- 18 of the Securities Exchange Act of 1934, as amended. We may also, from time to time, enter into Rule 10b5- 1 plans to facilitate repurchases of our shares under this authorization. During the three and nine months ended September  30, 2024, we repurchased 26,925 shares under the program, for a cost of approximately  $0.1 million. As of November 1, 2024, approximately 236,000 additional shares were repurchased under the program for a cost of approximately $0.7 million.

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

In May 2024, the Compensation Committee of the Board of Directors approved the issuance of the following awards:

●	approximately 56,000 restricted stock units awarded to one executive at a grant date fair value of $3.60 that vest on graded schedule over three years.
●	two tranches of 0.1 million restricted stock units that vest upon achievement of stock price performance goals (the “Founders’ Award”). The fair value of both tranches was determined using the Monte Carlo method. The first tranche of the awards, with a performance period through December 31, 2026, has an immaterial grant date fair value and the second tranche, with a performance period through December 31, 2028, has a grant date fair value of $0.60 per share. Additionally, the Compensation Committee approved the modification of 2.3 million performance units previously granted to two executives to align the performance conditions and performance periods to the Founders’ Award and the Earn-Out Shares. The incremental compensation expense of approximately $0.7 million will be recognized through the modified performance period of December 31, 2028 in General and Administrative on the Consolidated Statements of Operations.
●

approximately 33,000 restricted stock units to one executive with a grant date fair value of $6.11 using the Monte Carlo method. This award will vest based upon the performance of our stock versus the Russell 2000 Index through January 2027.

The following table sets forth a roll forward of all incentive equity awards for the nine months ended September 30, 2024:

	Number of Incentive Equity Awards	Weighted Avg Grant FV Per Share
Unvested - January 1, 2024	2,825,122	8.22
Granted	1,670,123	3.63
Vested	(823,497)	6.31
Forfeited	—	—
Unvested - September 30, 2024	3,671,748	$6.56

We recognized $4.8 million and $6.1 million of equity-based compensation expense for the nine months ended September 30, 2024 and 2023, respectively, which is included in General and Administrative in the Consolidated Statements of Operations. The remaining unrecognized compensation cost of approximately $3.8 million will be recognized over a weighted average term of 2.1 years. Performance based awards are valued at target and may have the ability to earn additional or fewer shares based on level of achievement.

Note J —  Earnings Per Share

Basic and diluted loss per weighted average common share (“EPS”) is calculated by dividing net income (loss) attributable to our common stockholders, including any participating securities, by the weighted average number of shares outstanding for the period. We include the effect of participating securities in basic and diluted earnings per share computations using the two-class method of allocating distributed and undistributed earnings when the two-class method is more dilutive than the treasury stock method. Outstanding warrants and stock-based compensation were antidilutive as a result of the net loss for the three and nine months ended September 30, 2024 and 2023 and therefore were excluded from the dilutive calculation. We include unvested performance units as contingently issuable shares in the computation of diluted EPS once the market criteria are met, assuming that the end of the reporting period is the end of the contingency period. We had 3.7 million unvested service- and performance-based awards which are considered antidilutive to the dilutive loss per share calculation for the three and nine months ended September 30, 2024 and 2023.

The following table reconciles the numerator and denominator used in computing our basic and diluted per-share amounts for net loss attributable to common stockholders for the three and   nine months ended September 30, 2024 and 2023 (dollars in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Numerator:
Net loss attributable to MIC	$(1,751)	$(23,125)	$(6,220)	$(27,890)
Net loss attributable to participating securities	—	—	—	—
Net loss attributable to MIC common stock	$(1,751)	$(23,125)	$(6,220)	$(27,890)
Denominator:
Basic and dilutive weighted average shares of common stock outstanding	30,615,113	13,089,848	29,309,119	13,089,848
Basic and diluted loss per weighted average common share:
Basic and dilutive	$(0.06)	$(1.77)	$(0.21)	$(2.13)

Note K —  Right of Use Asset and Lease Liability

We are the lessee in a ground lease for additional space at one location with a commencement date of January 1, 2024. The lease has a fourteen-year term, including extension options, with an annual payment of $40,457 per annum for the first year and increased each year by the lesser of 3.5% and the Consumer Price Index. The lease is accounted for as an operating lease under ASU 2016-02, Leases – (Topic 842). We recognized a Right of Use (“ROU”) Leased Asset and a ROU Lease Liability on the lease commencement date which is included in Land and Improvements and Accounts Payable and Accrued Expenses, respectively, on the Consolidated Balance Sheets. Through the discounting of the remaining lease payments at our incremental borrowing rate of 8.42%, the value of both the ROU asset and ROU liability recognized at commencement date was approximately $0.3 million. We recognized approximately $10,000 and $30,000 of operating lease expense during the three and nine months ended September 30, 2024, respectively. This expense is included in Property Operating Expense on the Consolidated Statements of Operations. Changes in the lease liability and lease asset amortization expense were not material in the Statement of Cash Flows.

As of September 30, 2024, future lease payments are as follows (dollars in thousands):

As of September 30, 2024
2024 (remainder)	10
2025	40
2026	40
2027	40
2028	40
Thereafter	366
Total lease payments	536
Less amount representing interest	(220)
Total	$ 316

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

As a result, we consolidate our investment in MVP St. Louis and MVP St. Louis Cardinal Lot Master Tenant, LLC, which had total assets of approximately $12.1 and $13.0 million (substantially all real estate investments) and liabilities of approximately $6.2 and $6.6 million (substantially all mortgage debt) before consolidation as of September 30, 2024 and December 31, 2023, respectively.

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

Our financial instruments include cash and cash equivalents, restricted cash, accounts receivable, notes receivable and accounts payable. Due to their short maturities or recent nature, the carrying amounts of these assets and liabilities approximate fair value. The estimated fair value of our notes payable and the Revolving Credit Facility was derived using Level 2 inputs and approximates $174.9 million and $182.9 million as of September 30, 2024 and December 31, 2023, respectively. The carrying amount of the Line of Credit as of September 30, 2024 approximates fair value.

Recurring and Nonrecurring Fair Value Measurements

Our Earn-Out Shares and interest rate cap are measured and recognized at fair value on a recurring basis, while certain real estate assets and liabilities are measured and recognized at fair value as needed. Fair value measurements that occurred as of and during the nine months ended September 30, 2024 and the year ended December 31, 2023 were as follows (in thousands):

	September 30, 2024			December 31, 2023
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Recurring
Earn-Out Shares	—	—	636	—	—	1,779
Interest rate cap	—	—	—	—	54	—

Nonrecurring
Impaired real estate assets	—	—	450	—	—	50,536

Earn-Out Shares

The terms of the Earn-Out Shares allow an additional 1,900,000 shares to vest if certain milestones are achieved:

●	950,000 shares vest if the aggregate volume-weighted average price for any 5-consecutive trading day period equals or exceeds $13.00 per share prior to December 31, 2026
●	950,000 shares vest if the aggregate volume-weighted average price for any 5-consecutive trading day period equals or exceeds $16.00 per share prior to December 31, 2028

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

We recognized a gain of approximately $1.1 million during the nine months ended September 30, 2024, as a result of changes in the estimated fair values after the Merger. The gain is recorded as the Change in Fair Value of Earn-Out Liability in the Consolidated Statements of Operations. The following table reflects the change in value during the nine months ended September 30, 2024 (in thousands):

Level 3 Liability
Balance as of January 1, 2024	$(1,779)
Change in fair value recognized in earnings	1,143
Balance as of September 30, 2024	$(636)

Impairment

Our real estate assets are measured and recognized at fair value on a nonrecurring basis when we determine an impairment has occurred. To estimate fair value we  may use internally developed valuation models or independent third-parties where available. In either case, the fair value of real estate  may be based on a number of approaches including the income capitalization approach, sales comparable approach or discounted cash flow approach. We utilize market data such as sales price per stall on comparable recent real estate transactions to estimate the fair value of the real estate assets. We also utilize expected net sales proceeds to estimate the fair value of any real estate assets that are actively being marketed for sale. Because we use estimates and assumptions regarding an assets’ future performance and cash flows as well as market conditions and discount rates, we determined the impaired assets would fall under Level 3 of the fair value hierarchy. During the nine months ended September 30, 2024, we impaired approximately $0.2 million of our real estate assets as a result of a planned disposition of a property.

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

In March 2023, Legacy MIC's former CEO filed a complaint against Legacy MIC. On September 6, 2023, the parties entered into a settlement agreement, and we recognized a gain of approximately $1.2 million which was recorded as Other Income, Net in the Consolidated Statements of Operations for the three months ended September 30, 2023.

In January 2023, the 43rd District Court of Parker County, Texas, entered summary judgment against MVP Fort Worth Taylor, LLC, a subsidiary of Legacy MIC, in favor of the plaintiff, John Roy, who alleged that he was due a commission relating to a proposed sale of the Fort Worth Taylor parking facility which was never consummated. Legacy MIC filed an appeal. In July 2024, the Texas Court of Appeals, Second District, reversed the decision of the District Court granting summary judgement in favor of Mr. Roy and remanded the case to the District Court for further consideration. As a result of the District Court’s summary judgment, in December 2022 we recognized a charge of $0.7 million for the full estimated amount of damages (including legal fees and costs). During the first quarter of 2023, and as part of the appeals process, Legacy MIC posted cash collateral of $0.7 million for an appeals bond. In September 2024, a settlement was reached resulting in a gain on the settlement of approximately $0.3 million which is reflected in Other Income, Net in the Consolidated Statements of Operations for the nine months ended September 30, 2024.

In September 2023, we entered into arbitration with one vendor regarding disputes over amounts payable of approximately $1.8 million. In June 2024, a settlement was reached and the net impact of the gain on the settlement and related legal and administrative fees is immaterial to the Consolidated Statements of Operations for the nine months ended September 30, 2024. The remaining amount payable is accrued for in Accounts Payable and Accrued Expenses on the Consolidated Balance Sheets.

Note O — Related Party Transactions and Arrangements

Three of our assets, 1W7 Carpark, 222W7 and Whitefront Garage, are currently operated by PCA, Inc., dba Park Place Parking. Park Place Parking is a private parking operator that is wholly owned by relatives of our CEO. Our CEO is neither an owner nor beneficiary of Park Place Parking. As of September 30, 2024 and December 31, 2023, we recorded balances of approximately $0.2 million and $0.1 million, respectively, from Park Place Parking which are included in Accounts Receivable, Net on the Consolidated Balance Sheets and were subsequently paid within terms of the management agreement.

In  May 2022, we entered into a lease agreement with ProKids, an Ohio not-for-profit. An immediate family member of our CEO is a member of the Board of Trustees and President of that organization. ProKids leased 21,000 square feet of vacant unfinished commercial space in a 531,000 square foot building in Cincinnati, Ohio for 120 months. ProKids will invest in the tenant improvements in this space and ultimately use it as their headquarters location. ProKids will have no rent due to us throughout the lease term, other than a rental fee on parking spaces used by the ProKids staff and visitors and payment toward common area utility costs. As of September 30, 2024, ProKids does not owe us rental income related to the lease agreement.

In connection with our recapitalization transaction in August 2021, we owe approximately $0.5 million to certain member entities of Color Up relating to prorated revenues for the month of  August 2021 of the three properties contributed by Color Up. The accrual is reflected within Due to Related Parties on the Consolidated Balance Sheets.

We have agreed to pay for certain tax return preparation services of Color Up and certain member entities of Color Up as well as certain legal services in connection with the Registration Rights Agreement. We have incurred approximately $0.1 million related to these services which is reflected in General and Administrative and Other Income (Expense) on the Consolidated Statements of Operations for the nine months ended September 30, 2024. Total fees are estimated to be approximately $0.2 million.

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

Line of Credit

In September 2024, we entered into a $40.4 million Line of Credit. Mr. Osher, co-chair of the Company’s board of directors, is the managing member of No Street Capital LLC, which serves as the investment manager of the Lenders. For further discussion of the Line of Credit, refer to Note G above.

Note P — Revision of Previously Issued Financial Information

During the quarter ended September 30, 2024, the Company identified certain errors impacting our 2023 annual filing and our first and second quarterly filings of 2024.  The error resulted from a need to adjust the carrying amount of noncontrolling interest related to conversions of preferred shares into common shares.

Management assessed the materiality of these errors and concluded the misstatements were not material to the audited financial statements for the period ended December 31, 2023, and the unaudited financial statements for the periods ended March 31, 2024 and June 30, 2024. Presented below are revisions to the previously issued financial statements presented in this Form 10-Q.

	As of December 31, 2023
	As reported	Adjustments	As corrected
	(in thousands, unaudited)
Consolidated Balance Sheet:
Additional paid-in capital	$240,357	$21,827	$262,184
Non-controlling interest	$93,568	$(21,827)	$71,741

	For the Year Ended December 31, 2023			For the Three Months Ended March 31, 2024			For the Three Months Ended June 30, 2024
	As reported	Adjustments	As corrected	As reported	Adjustments	As corrected	As reported	Adjustments	As corrected
	(in thousands, unaudited)			(in thousands, unaudited)			(in thousands, unaudited)
Consolidated Statement of Changes in Equity
Allocation of equity to non-controlling interest	$—	$21,827	$21,827	$—	$3,087	$3,087	$—	$2,183	$2,183
Additional paid-in capital	$240,357	$21,827	$262,184	$240,994	$24,914	$265,908	$241,812	$27,097	$268,909
Non-controlling interest	$93,568	$(21,827)	$71,741	$95,177	$(24,914)	$70,263	$95,327	$(27,097)	$68,230

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a financial review and analysis of our financial condition and results of operations for the three and nine months ended September 30, 2024 and 2023. This discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and the notes thereto and Management’s Discussion and Analysis of Financial Conditions and Results of Operations in our annual report on Form 10-K for the fiscal year ended December 31, 2023. Unless otherwise indicated, references in this Quarterly Report on Form 10-Q (this “Quarterly Report”) to “MIC,” “we,” “us,” “our,” and the “Company” refer to Mobile Infrastructure Corporation and its consolidated subsidiaries prior to the closing of the Merger and to Mobile Infrastructure Corporation (f/k/a Fifth Wall Acquisition Corp. III) and its consolidated subsidiaries following the closing of the Merger, as the context requires. References in this Quarterly Report to “Legacy MIC” refer to Mobile Infrastructure Corporation and its consolidated subsidiaries prior to the closing of the Merger. References in this Quarterly Report to “FWAC” refer to Fifth Wall Acquisition Corp. III.

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

Overview

Mobile Infrastructure Corporation (formerly known as Fifth Wall Acquisition Corp. III or “FWAC”) is a Maryland corporation. We focus on acquiring, owning and optimizing parking facilities and related infrastructure, including parking lots, parking garages and other parking structures throughout the United States. We target both parking garage and surface lot properties primarily in the top 50 U.S. Metropolitan Statistical Areas, with proximity to key demand drivers, such as commerce, events and venues, government and institutions, hospitality and multifamily central business districts. As of September 30, 2024, we own 41 parking facilities in 20 separate markets throughout the United States, with a total of approximately 15,300 parking spaces and approximately 5.2 million square feet. We also own approximately 0.2 million square feet of retail/commercial space adjacent to its parking facilities.

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

In connection with the Merger, Mobile Infra Operating Partnership, L.P., a Maryland limited partnership (the “Operating Partnership”), converted from a Maryland limited partnership to a Delaware limited liability company, Mobile Infra Operating Company, LLC (following the conversion, the “Operating Company”). In connection with the conversion, each outstanding unit of partnership interest of the Operating Partnership was converted automatically, on a one-for-one basis, into an equal number of identical membership units of the Operating Company. The Company is a member of the Operating Company and owns substantially all of its assets and conducts substantially all of its operations through the Operating Company. The Operating Company is managed by a board of directors, one appointed by the Company and one appointed by the other members of the Operating Company. Currently, the two directors of the Operating Company are Manuel Chavez, III, our Chief Executive Officer and a director, and Stephanie Hogue, our President and a director. The Company owns approximately 70.0% of the Common Units of the Operating Company. The remaining Common Units are held by certain of our executive officers and directors (directly or indirectly) and outside investors.

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

Managed Property Revenue Contracts

In 2024, 29 of our 41 assets converted to management contracts. We believe asset management contracts provide the opportunity for net operating income ("NOI") growth through more transparent and controlled expense management, and will reduce the revenue variability associated with the timing of payments for contract parking agreements. In addition, the move to management contracts properly aligns the incentives and rewards for revenue growth between the third-party operator and the company. This change is also expected to result in better revenue linearity compared to revenue recognition in our lease agreements, in which lease payments are based on cash collections from operators. Overall, the conversion to contracts also provides enhanced visibility on the performance of the portfolio within our financial results. Our intent is to convert the remaining assets to asset management contracts by the end of 2027.

Results of Operations for the Three Months Ended September 30, 2024 (dollars in thousands):

	For the Three Months Ended September 30,
	2024	2023	$ Change	% Change
Revenues
Managed property revenue	$7,981	$—	$7,981	100.0%
Base rent income	1,538	2,009	(471)	(23.4)%
Percentage rental income	239	6,054	(5,815)	(96.1)%
Total revenues	$9,758	$8,063	$1,695	21.0%

Total revenues

The increase in total revenues for the three months ended September 30, 2024 compared to the same period in 2023 is due primarily to 29 of our 41 assets converting to management contracts in 2024, as noted above. The change to management contracts results in us recognizing revenue from all parking transactions at those locations. Under the previous lease agreements, we only received a portion of the revenue after a certain threshold was reached.

	For the Three Months Ended September 30,
	2024	2023	$ Change	% Change (1)
Operating expenses
Property taxes	$1,829	$1,802	$27	1.5%
Property operating expense	1,835	390	1,445	NM
Depreciation and amortization	2,104	2,132	(28)	(1.3)%
General and administrative	2,684	4,154	(1,470)	(35.4)%
Preferred Series 2 - issuance expense	—	16,101	(16,101)	(100.0)%
Professional fees	396	326	70	21.5%
Organizational, offering and other costs	—	1,231	(1,231)	(100.0)%
Impairment	—	8,700	(8,700)	(100.0)%
Total expenses	$8,848	$34,836	$(25,988)	(74.6)%

(1)	Line items that result in a percent change that exceed certain limitations are considered not meaningful (“NM”) and indicated as such.

Property operating expense

The increase in property operating expense for the three months ended September 30, 2024 compared to the same period in 2023 is due primarily to 29 of our 41 assets converting to management contracts in 2024, as noted above. The change to management contracts results in higher reflected operating expenses as revenues under the previous lease agreements were calculated based on collections reduced by certain costs, whereas these costs are now recorded as property operating expense under management contracts.

General and administrative

The $1.5 million decrease in general and administrative expenses during the three months ended September 30, 2024 compared to the three months ended September 30, 2023 is primarily attributable to the cancellation of executive LTIP Units for $1.4 million in the third quarter of 2023.

Preferred Series 2 - issuance expense

As part of accounting for the reverse capitalization in 2023, we evaluated the Series 2 Preferred Stock arrangement and determined the fair value of the Series 2 Preferred Stock at the time of the transaction of $66.7 million ($4.84 per share) exceeded the implied conversion rate based on a total of 13,787,464 shares of common stock being issued on December 31, 2023 in return for $46 million in proceeds. As a result, the excess in fair value was treated as non-cash compensation and was recorded as Preferred Series 2 issuance expense on the Consolidated Statements of Operations.

Organizational, offering and other costs

The decrease in organizational, offering and other costs during the three months ended September 30, 2024 compared to the three months ended September 30, 2023 is primarily attributable to transaction costs associated with the Merger that were allocated to the 1,900,000 FWAC Class B Shares that converted to common stock and which are subject to an earn-out structure (the “Earn-Out Shares”) under terms outlined in the Second Amended and Restated Sponsor Agreement.

Impairment

During the three months ended September 30, 2023 the Company recorded approximately $8.7 million of asset impairment charges related to assets impacted by delayed return-to-work trends or other reductions of demand-drivers impacting these assets.

	For the Three Months Ended September 30,
	2024	2023	$ Change	% Change
Other
Interest expense	$(3,348)	$(3,618)	$270	(7.5)%
(Loss) Gain on sale of real estate	(13)	—	(13)	100.0%
Other income, net	382	1,121	(739)	NM
Change in fair value of Earn-Out liability	179	4,628	(4,449)	(96.1)%
Total other expense	$(2,800)	$2,131	$(4,931)	NM

Interest expense

The decrease in interest expense of approximately $0.3 million during the three months ended September 30, 2024 compared to the same period in the prior year is primarily attributable to the repayment of $9.9 million of mortgage loans in the third quarter of 2023 and the paydowns of $15.0 million and $5.0 million on the Revolving Credit Facility in the third quarter of 2023 and 2024, respectively. This was partially offset by increases in interest rates on the Revolving Credit Facility compared to the prior year and additional interest expense on the Line of Credit entered into in the third quarter of 2024.

Other income, net

The decrease in other income of approximately $0.7 million during the three months ended September 30, 2024 compared to the same period in the prior year is primarily attributable to a gain from a settlement agreement entered into on September 6, 2023.

Change in the fair value of the Earn-Out liability

In connection with the Merger, in August 2023 we recognized a liability for Earn-Out Shares which may vest if certain hurdles are met regarding share price. Changes to the fair value of the liability during the period are reflected in earnings.

Results of Operations for the Nine Months Ended September 30, 2024 (dollars in thousands):

	For the Nine Months Ended September 30,
	2024	2023	$ Change	% Change
Revenues
Managed property revenue	$20,708	$—	$20,708	100.0%
Base rent income	4,704	6,040	(1,336)	(22.1)%
Percentage rental income	2,439	16,340	(13,901)	(85.1)%
Total revenues	$27,851	$22,380	$5,471	24.4%

Total revenues

The increase in total revenues for the nine months ended September 30, 2024 compared to the same period in 2023 is due primarily to 29 of our 41 assets converting to management contracts in 2024, as noted above. The change to management contracts results in us recognizing revenue from all parking transactions at those locations. Under the previous lease agreements, we only received a portion of the revenue after a certain threshold was reached.

	For the Nine Months Ended September 30,
	2024	2023	$ Change	% Change
Operating expenses
Property taxes	$5,542	$5,300	$242	4.6%
Property operating expense	5,180	1,441	3,739	NM
Depreciation and amortization	6,293	6,389	(96)	(1.5)%
General and administrative	8,610	9,218	(608)	(6.6)%
Preferred Series 2 - issuance expense	—	16,101	(16,101)	(100.0)%
Professional fees	1,345	1,121	224	20.0%
Organizational, offering and other costs	—	1,348	(1,348)	(100.0)%
Impairment	157	8,700	(8,543)	(98.2)%
Total expenses	$27,127	$49,618	$(22,491)	(45.3)%

Property taxes

The increase in property taxes for the nine months ended September 30, 2024 compared to the same period in 2023 is due primarily to increases in estimated property tax assessments recognized in 2024.

Property operating expense

The increase in property operating expense for the nine months ended September 30, 2024 compared to the same period in 2023 is due primarily to 29 of our 41 assets converting to management contracts in 2024, as noted above. The change to management contracts results in higher reflected operating expenses as revenues under the previous lease agreements were calculated based on collections reduced by certain costs, whereas these costs are now recorded as property operating expense under management contracts.

General and administrative

The $0.6 million decrease in general and administrative expenses during the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 is primarily attributable to the cancellation of executive LTIP Units for $1.4 million in the third quarter of 2023, partially offset by non-cash compensation cost for awards granted in 2024 and an increase in payroll and technology expenses.

Preferred Series 2 - issuance expense

As part of accounting for the reverse capitalization in 2023, we evaluated the Series 2 Preferred Stock arrangement and determined the fair value of the Series 2 Preferred Stock at the time of the transaction of $66.7 million ($4.84 per share) exceeded the implied conversion rate based on a total of 13,787,464 shares of common stock being issued on December 31, 2023 in return for $46 million in proceeds. As a result, the excess in fair value was treated as non-cash compensation and was recorded as Preferred Series 2 issuance expense on the Consolidated Statements of Operations.

Professional fees

Professional fees increased by approximately $0.2 million during the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. The increase was primarily attributable to additional professional service fees and costs associated with being publicly traded on the NYSE American.

Organizational, offering and other costs

The decrease in organizational, offering and other costs during the nine  months ended September 30, 2024  compared to the nine months ended  September 30, 2023  is primarily attributable to transaction costs associated with the Merger that were allocated to the 1,900,000 Earn-Out Shares under terms outlined in the Second Amended and Restated Sponsor Agreement.

Impairment

During the nine months ended September 30, 2024, we impaired approximately $0.2 million of our real estate assets as a result of a planned disposition of a property.

During the nine months ended September 30, 2023 we recorded approximately $8.7 million of asset impairment charges related to assets impacted by delayed return-to-work trends or other reductions of demand-drivers impacting these assets.

	For the Nine Months Ended September 30,
	2024	2023	$ Change	% Change
Other
Interest expense	$(9,414)	$(10,893)	$1,479	(13.6)%
(Loss) Gain on sale of real estate	(55)	660	(715)	NM
Other income, net	254	1,152	(898)	NM
Change in fair value of Earn-Out liability	1,143	4,628	(3,485)	(75.3)%
Total other expense	$(8,072)	$(4,453)	$(3,619)	81.3%

Interest expense

The decrease in interest expense of approximately $1.5 million during the nine months ended September 30, 2024 compared to the same period in the prior year is primarily attributable to the repayment of $9.9 million of mortgage loans in the third quarter of 2023 and the paydowns of $15.0 million and $5.0 million on the Revolving Credit Facility in the third quarter of 2023 and 2024, respectively. This was partially offset by increases in interest rates on the Revolving Credit Facility compared to the prior year and additional interest expense on the Line of Credit entered into in the third quarter of 2024.

(Loss) Gain on sale of real estate

In February 2024, we disposed of our Cincinnati Race Street location for $3.15 million, resulting in a loss on sale of real estate of approximately $0.1 million. In July 2024, we sold one parking lot in Clarksburg, West Virginia for approximately $0.5 million, resulting in an immaterial loss on sale of real estate.

In February 2023, we sold a parking lot located in Wildwood, New Jersey for $1.5 million, resulting in a gain on sale of real estate of approximately $0.7 million. We received net proceeds of approximately $0.3 million after the repayment of the outstanding mortgage loan, interest and transaction costs.

Other income, net

The decrease in other income of approximately $0.9 million during the nine months ended September 30, 2024 compared to the same period in the prior year is primarily attributable to a gain from a settlement agreement entered into on September 6, 2023.

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

The following table presents our NOI as well as a reconciliation of NOI to Net Loss, the most directly comparable financial measure under U.S. GAAP reported in our consolidated financial statements, for the three and nine months ended September 30, 2024 and 2023 (dollars in thousands):

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2024	2023	%	2024	2023	%
Revenues
Managed property revenue	$7,981	$—		$20,708	$—
Base rent income	1,538	2,009		4,704	6,040
Percentage rental income	239	6,054		2,439	16,340
Total revenues	9,758	8,063	21.0%	27,851	22,380	24.4%
Less:
Property taxes	1,829	1,802		5,542	5,300
Property operating expense	1,835	390		5,180	1,441
Net Operating Income	6,094	5,871	3.8%	17,129	15,639	9.5%

Reconciliation
Net loss	(1,890)	(24,642)		(7,348)	(31,691)
Loss (gain) on sale of real estate	13	—		55	(660)
Other income, net	(382)	(1,121)		(254)	(1,152)
Change in fair value of Earn-Out liability	(179)	(4,628)		(1,143)	(4,628)
Interest expense	3,348	3,618		9,414	10,893
Depreciation and amortization	2,104	2,132		6,293	6,389
General and administrative	2,684	4,154		8,610	9,218
Preferred Series 2 - issuance expense	—	16,101		—	16,101
Professional fees	396	326		1,345	1,121
Organizational, offering and other costs	—	1,231		—	1,348
Impairment	—	8,700		157	8,700
Net Operating Income	$6,094	$5,871		$17,129	$15,639

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

The following table presents our calculation of EBITDA and Adjusted EBITDA for the three and nine months ended September 30, 2024 and 2023 (dollars in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Reconciliation of Net Loss to Adjusted EBITDA Attributable to the Company
Net loss	$(1,890)	$(24,642)	$(7,348)	$(31,691)
Interest expense	3,348	3,618	9,414	10,893
Depreciation and amortization	2,104	2,132	6,293	6,389
EBITDA Attributable to the Company	$3,562	$(18,892)	$8,359	$(14,409)
Organizational, offering and other costs	—	1,231	—	1,348
Impairment of real estate	—	8,700	157	8,700
Preferred Series 2 - Issuance Expense	—	16,101	—	16,101
Change in fair value of Earn-Out liability	(179)	(4,628)	(1,143)	(4,628)
Gain on settlement of indemnification liability	—	(1,155)	—	(1,155)
Loss (gain) on sale of real estate	13	—	55	(660)
Transaction and other costs	(235)	—	59	—
Equity based compensation	1,343	3,052	4,751	6,135
Adjusted EBITDA Attributable to the Company	$4,504	$4,409	$12,238	$11,432

Liquidity and Capital Resources

Sources and Uses of Cash

Aside from standard operating expenses, we expect our principal cash demands in both the short term and long term to be for:

●	principal and interest payments on our outstanding indebtedness;
●	capital expenditures;
●	redemption and dividend payments on the Series A Preferred Stock and Series 1 Preferred Stock;
●	funding of our share repurchase program; and
●	acquisitions of assets.

Our principal source of funds will be rental income and managed property revenue at our parking facilities as well as existing cash on hand as a result of the Merger, the Preferred PIPE Investment and the Line of Credit. We also may sell properties that we own or place mortgages on properties that we own to raise capital.

Debt

We have $111.1 million of debt due within twelve months of the date of the issuance of the Quarterly Report which is comprised of $53.3 million related to the Revolving Credit Facility (as defined herein), $23.6 million related to the Line of Credit (as defined herein) and $34.2 million of notes payable. We do not currently have sufficient cash on hand, liquidity or projected future cash flows to repay these outstanding amounts and interest due upon maturity. These conditions and events raise substantial doubt about the Company’s ability to continue as a going concern.

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

With respect to the Revolving Credit Facility, we are evaluating several refinancing options supported by current term sheets received from multiple lenders. We expect to execute on available options in 2024. We are also evaluating refinancing options for the Line of Credit and expect to refinance prior to maturity. However, the finalization of the refinancing under these options are not fully within our control and therefore cannot be deemed probable and thus our plans do not alleviate substantial doubt about the Company’s ability to continue as a going concern. See Note B — Summary of Significant Accounting Policies in Part I, Item 1 Notes to the Consolidated Financial Statements of this Quarterly Report for further discussion.

During 2023 and the nine months ended September 30, 2024, we have taken steps to both extend and ladder maturities in our debt profile, including:

●	In September 2023, we paid approximately $9.9 million to Vestin Realty Mortgage II, Inc. ("Vestin"), which represented payment in full of five notes held by Vestin.
●	In February 2024, we refinanced $5.5 million of notes payable maturing in March 2024 with a 5-year note for $5.9 million.
●	In March 2024, we executed the Third Amendment to the Credit Agreement, which provided extension options through June 2025 with increased interest rate spreads above SOFR at each extension. In April 2024, we executed the first extension option, which extended the maturity through October 2024. In October 2024, we executed the second extension option which extends the maturity through April 1, 2025 with an interest rate spread above SOFR of 3.5%. We intend to pursue additional refinancing options related to the Credit Agreement and our near-term maturities.
●	In September 2024, we entered into a $40.4 million Line of Credit, maturing in September 2025 (the “Line of Credit”). Borrowings under the Line of Credit will accrue interest at a rate of 15.0% per annum, with interest payable in arrears at maturity or upon repayment of any principal amount borrowed under the Line of Credit. The proceeds from the Line of Credit (after payment of related legal fees) are only to be used for redemption payments on the Series A Preferred Stock and Series 1 Preferred Stock, unpaid dividends on the Series A Preferred Stock and Series 1 Preferred Stock accrued prior to the closing date of the Line of Credit, funding of the share repurchase program, and a $5.0 million paydown on the Revolving Credit Facility.

Certain lenders may require reserves related to capital improvements, insurance, and excess cash. These lender-required reserves make up the majority of our restricted cash amounts as of September 30, 2024.

Capital Expenditures

Existing capital expenditure activities expected to be completed in the near-term for general maintenance are expected to cost approximately $0.1 million.

Asset Acquisitions

Our future acquisitions or development of properties cannot be accurately projected because such acquisitions or development activities depend upon available opportunities that come to our attention and upon our ability to successfully acquire, develop, finance and lease such properties. However, we have identified a pipeline of acquisition opportunities that we believe is bespoke and actionable, while being largely off-market and unavailable to our competitors. As of September 30, 2024, we have identified and are evaluating several parking facilities as potential acquisition targets. However, we are unlikely to acquire additional parking facilities until more favorable financial market conditions are realized.

Distributions and redemptions

In September 2024, we paid all accrued and unpaid dividends for the past dividend periods on the Series A Preferred Stock and Series 1 Preferred Stock. Additionally, on September 11, 2024, we declared payment of the September monthly dividend, which was paid on October 14, 2024 to the respective holders of record of the Series A Preferred Stock and the Series 1 Preferred Stock as of the close of business on September 29, 2024. On October 28, 2024, we declared payment of the October monthly dividend, which is payable on November 12, 2024 to the respective holders of record of the Series A Preferred Stock and the Series 1 Preferred Stock as of the close of business on October 28, 2024. The payment of future dividends is subject to the Board’s discretion and will be determined by the Board based on the Company’s financial condition and such other considerations as the Board deems relevant. Additionally, in September 2024, we began electing to redeem shares of Series A Preferred Stock and Series 1 Preferred Stock for cash rather than converting to common stock. Proceeds from the Line of Credit are used to pay the stated value of the shares redeemed for cash as well as the unpaid dividends accrued prior to closing of the Line of Credit.

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

Share repurchase program

In September 2024, the Board authorized a share repurchase program of up to $10 million of shares of our outstanding common stock. Repurchases may be made from time to time through open-market purchases or privately negotiated transactions. Proceeds from the Line of Credit are used to fund the share repurchase program.

Warrants

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

Sources and Uses of Cash

The following table summarizes our cash flows for the nine months ended September 30, 2024 and 2023 (dollars in thousands):

	For the Nine Months Ended September 30,
	2024	2023
Net cash (used in) operating activities	$(1,009)	$(1,418)
Net cash (used in) investing activities	$(174)	$(172)
Net cash (used in) provided by financing activities	$(1,226)	$9,286

Comparison of the nine months ended September 30, 2024 to the nine months ended September 30, 2023:

Cash flows from operating activities

The cash used in operating activities for the nine months ended September 30, 2024 was primarily attributable to payment of certain general and administrative and professional fees, settlement of liabilities and changes in working capital, which offset the benefit of changes in NOI for the period.

Cash flows from investing activities

The cash used in investing activities during the nine months ended September 30, 2024 was primarily attributable to capital expenditures and proceeds on the sale of one parking asset in July 2024 partially offset by payments on sale of one parking asset in February 2024 as the sale was financed with a note receivable. The cash used in investing activities during the nine months ended September 30, 2023 was primarily attributable to routine and strategic capital expenditures partially offset by proceeds from the sale of one parking asset in February 2023.

Cash flows from financing activities

The cash used in financing activities during the nine months ended September 30, 2024 was primarily attributable to the proceeds from the Line of Credit, payments on the Revolving Credit Facility and refinancing of certain notes payable and related loan fees, as well as distribution and redemption payments on the Series 1 Preferred Stock and Series A Preferred Stock. The cash provided by financing activities during the nine months ended September 30, 2023 was primarily attributable to the Merger and the PIPE investment. The proceeds from the Merger were then used to fund the $15.0 million paydown of the Revolving Credit Facility, payment of transaction costs, and pay-off of certain of mortgage loans.

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, prior to filing this Quarterly Report. Based on this evaluation, our principal executive and principal financial officer concluded that, as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures were not effective because of the material weaknesses in internal control over financial reporting described below.

(b) Material Weaknesses

As previously described in Part II, Item 9A of the Annual Report on Form 10-K for the fiscal year ended December 31, 2023, we identified a material weaknesses in our internal controls over financial reporting related to (i) the lack of appropriate segregation of duties within the accounting and finance groups and (ii) the ineffective design, implementation, and operation of controls relevant to the financial reporting process, specifically related to the documentation of the review of controls.

In addition, during the current quarter ended September 30, 2024 we identified a material weakness associated with the calculation and review of noncontrolling interest as a result of the immaterial misstatement identified and corrected in the current quarter, as described in Note P to our financial statements.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

(c) Remediation Plan

Our remediation efforts are ongoing and we continue our initiatives to implement and document policies, procedures, and internal controls. Remediation of the identified material weaknesses and strengthening our internal control environment will require substantial effort throughout 2024 and beyond. While we believe the steps taken to date and those planned for implementation will improve our internal controls over financial reporting, we have not completed all remediation efforts. The planned remediation activities highlight our commitment to remediating our identified material weaknesses and remain largely unchanged through the date of filing this Quarterly Report.

The following remedial actions have been identified and initiated as of September 30, 2024:

●	We hired a Chief Financial Officer who has experience in remediating material weaknesses in internal controls and enhancing control environments.
●	We will continue to train accounting resources to ensure they have the requisite levels of expertise.
●	We will enhance our processes and controls related to the calculation of noncontrolling interest and allocation of equity between noncontrolling interest and equity
●	We will reallocate responsibilities across the finance organization to allow for the appropriate segregation of duties to be applied.
●	We will re-evaluate the permissions of user roles within our accounting system in order to establish more appropriate segregation of duties.
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

(d) Changes in Internal Control over Financial Reporting

Except for the changes related to our remediation efforts described above, there was no change in our internal control over financial reporting that occurred during the third quarter of 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred net losses since our inception and anticipate net losses for the near future. We have $111.1 million of debt due within twelve months of the date of the issuance of the Quarterly Report which is comprised of $53.3 million related to the Revolving Credit Facility (as defined herein), $23.6 million related to the Line of Credit (as defined herein) and $34.2 million of notes payable. We do not currently have sufficient cash on hand, liquidity or projected future cash flows to repay these outstanding amounts and interest due upon maturity. These conditions and events raise substantial doubt about the Company’s ability to continue as a going concern.

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

With respect to the Revolving Credit Facility, we are evaluating several refinancing options supported by current term sheets received from multiple lenders. We expect to execute on available options in 2024. We are also evaluating refinancing options for the Line of Credit and expect to refinance prior to maturity. However, the finalization of the refinancing under these options are not fully within our control and therefore cannot be deemed probable and thus our plans do not alleviate substantial doubt about the Company’s ability to continue as a going concern.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Our management is likewise required, on a quarterly basis, to evaluate the effectiveness of our internal controls and to disclose any changes and material weaknesses identified through such evaluation in those internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. If we conclude that a material weakness occurred or is occurring, we expect to evaluate and pursue steps to remediate the material weakness. These remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects.

Our management identified a material weakness in our internal control over financial reporting associated with the calculation and review of noncontrolling interest as a result of the immaterial misstatement identified and corrected in the current fiscal quarter ended September 30, 2024. The immaterial error was identified and corrected in the current fiscal quarter ended September 30, 2024, as described in Note P to our financial statements.

Our management had also identified material weaknesses in our internal control over financial reporting in connection with its assessment as of and for the fiscal year ended December 31, 2023. Specifically, these control deficiencies constitute material weaknesses, either individually or in the aggregate, relating to: (i) the lack of appropriate segregation of duties within the accounting and finance groups and (ii) the ineffective design, implementation, and operation of controls relevant to the financial reporting process, specifically related to the documentation of the review of controls.

We have identified and implemented, and continue to implement, certain remediation efforts to improve the effectiveness of our internal control over financial reporting and disclosure controls and procedures. These remediation efforts are ongoing. The following remedial actions have been identified and initiated as of September 30, 2024:

●	We hired a Chief Financial Officer who has experience in remediating material weaknesses in internal controls and enhancing control environments.
●	We will continue to train accounting resources to ensure they have the requisite levels of expertise.
●	We will enhance our processes and controls related to the calculation of noncontrolling interest and allocation of equity between noncontrolling interest and equity.
●	We will reallocate responsibilities across the finance organization to allow for the appropriate segregation of duties to be applied.
●	We will re-evaluate the permissions of user roles within our accounting system in order to establish more appropriate segregation of duties.
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

Any failure to maintain such internal control could adversely impact our ability to report our financial position and results of operations on a timely and accurate basis. If our financial statements are not accurate, investors may not have a complete understanding of our operations. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the NYSE American, the SEC, or other regulatory authorities. Additionally, failure to timely file required Exchange Act reports will cause us to be ineligible to utilize short-form registration statements on Form S-3, which may impair our ability to obtain capital in a timely fashion to execute our business strategies or issue shares of Common Stock to effect an acquisition. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our Common Stock and may result in a material adverse effect on our business.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a) Recent Sales of Unregistered Securities

On September 9, 2024, the Company issued 336,756 shares of Common Stock, valued at approximately $1.2 million based on our closing stock price on the date of issuance, in lieu of cash payment upon the redemption of 336,756 Common Units, consisting of (i) 94,048 shares of Common Stock issued to Samuel Wilkins 2012 Trust, (ii) 121,354 shares of Common Stock issued to Wilkins-Duignan 2009 Revocable Trust and (iii) 121,354 shares of Common Stock issued to Ritch Holdings II, LLC.

On September 11, 2024, the Company issued 500,000 shares of Common Stock, valued at approximately $1.8 million based on our closing stock price on the date of issuance, consisting of (i) 166,000 shares of Common Stock issued to Harvest Small Cap Partners, L.P. and (ii) 334,000 shares of Common Stock issued to Harvest Small Cap Partners Master, Ltd. as consideration for the commitment to provide the Line of Credit.

The above securities were issued in transactions not involving a public offering pursuant to an exemption from registration set forth in Section 4(a)(2) of the Securities Act of 1933, as amended.

b) Use of Proceeds from our Initial Public Offering

None.

c) Issuer Purchases of Equity Securities

On September 11, 2024, the Company announced that the Board authorized a share repurchase program for the repurchase of up to $10,000,000 of shares of Common Stock. The following table summarizes the share repurchase activity for the three months ended September 30, 2024:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs

July 1 - 31, 2024	—	—	—	—
August 1 - 31, 2024	—	—	—	—
September 1 - 30, 2024	26,925	$ 3.31	26,925	$ 9,910,866

Item 5. Other Information

Rule 10b5-1 Plan Adoptions and Modifications

During the quarter ended September  30,  2024,  no directors or officers (as defined in Rule  16a- 1(f) under the Exchange Act) adopted or terminated a “Rule  10b5- 1 trading arrangement” or “non-Rule  10b5- 1 trading arrangement,” as those terms are defined in Regulation S-K, Item  408.

Item 6. Exhibits

The exhibits filed as part of this Quarterly Report are listed in the index to exhibits immediately preceding such exhibits, which index to exhibits is incorporated herein by reference.

Exhibit No.	Description of Exhibit	Form	Exhibit or Annex	Filing Date	File Number
3.1	Articles of Incorporation of MIC	8-K	3.1	August 31, 2023	001-40415
3.2	Articles of Merger (effecting the change of the name of MIC to “Mobile Infrastructure Corporation”)	8-K	3.2	August 31, 2023	001-40415
3.3	Bylaws of MIC	8-K	3.3	August 31, 2023	001-40415
10.1#	Credit Agreement dated September 11, 2024 by and among MIC and the Lenders	8-K	10.1	September 11, 2024	001-40415
31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Co-Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3*	Certification of Co-Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer and Co-Principal Financial Officers Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Linkbase Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

#	Certain of the exhibits or schedules of this Exhibit have been omitted in accordance with Item 601(a)(5) of Regulation S-K. The registrant agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.
*	Filed concurrently herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Mobile Infrastructure Corporation

Date: November 13, 2024	By:	/s/ Manuel Chavez
Manuel Chavez
Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2024	By:	/s/ Stephanie Hogue
Stephanie Hogue
President
(Co-Principal Financial Officer)

Date: November 13, 2024	By:	/s/ Paul Gohr
Paul Gohr
Chief Financial Officer
(Co-Principal Financial Officer and Principal Accounting Officer)