Form 10-K
period 2024-12-31
Mobile Infrastructure Corp
filed 2025-03-11
CIK 1847874

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 28, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $51.7 million.

As of February 28, 2025 there were 42.6 million shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement relating to the 2025 annual meeting of stockholders (the “Proxy Statement”) are incorporated herein by reference in Part III of this annual report on Form 10-K. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the year ended December 31, 2024.

EXPLANATORY NOTE

During the quarter ended September 30, 2024, Mobile Infrastructure Corporation (the “Company”) identified certain errors impacting our financial statements for the fiscal year ended December 31, 2023 and the fiscal quarters ended March 31, 2024 and June 30, 2024. The error resulted from a need to adjust the carrying amount of noncontrolling interest related to conversions of preferred shares into common shares. Revisions to the previously issued financial statements were provided in our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2024 (see Note 19 – Revision of Previously Issued Financial Information).

The Company maintains a clawback policy (the “Policy”) applicable to incentive-based compensation granted to our “Executive Officers” (as such term is defined in Rule 10D-1 under the Securities Exchange Act of 1934 and Section 811 of the NYSE American Company Guide), which was approved by the Company’s board of directors and became effective on October 2, 2023.

In addition to any share-based compensation grants granted to the Company’s Executive Officers, for which vesting is dependent only on an executive’s service to the Company and not based on any financial reporting measure, the incentive compensation paid by the Company to its Executive Officers with respect to the period covered by the revisions to the Company’s previously issued financials (i.e., for the year ended December 31, 2023 and the three months ended March 31, 2024 and June 30, 2024, respectively) was based on (i) Net Operating Income (see discussion of Non-GAAP financial metrics and reconciliation of Net Operating Income to Net Loss on page 40 of this Annual Report on Form 10-K) and (ii) Adjusted EBITDA (see discussion of Non-GAAP financial metrics and reconciliation of Adjusted EBITDA to Net Loss on page 41 of this Annual Report on Form 10-K). As such, any incentive compensation payable during any period described above was not granted, earned or vested based on financial reporting measures impacted by the restatement. The foregoing is the basis upon which the Company determined that there were no payments required to be recouped under the Policy.

Special Note Regarding Forward-Looking Statements

Certain statements included in this annual report on Form 10-K (this “Annual Report”), including, without limitation, statements contained under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operation” in Item 7 of Part II, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements that are not historical facts (including any statements concerning investment objectives, other plans and objectives of management for future operations or economic performance, or assumptions or forecasts related thereto) are forward-looking statements. Forward-looking statements are typically identified by the use of terms such as “may,” “should,” “expect,” “could,” “intend,” “plan,” “anticipate,” “estimate,” “believe,” “continue,” “predict,” “potential” or the negative of such terms and other comparable terminology.

The forward-looking statements included herein are based upon management’s current expectations, plans, estimates, assumptions and beliefs, which involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, the actual results and performance could differ materially from those set forth in the forward-looking statements. The inclusion of any statement in this Annual Report does not constitute an admission by the Company or any other party that the events or circumstances described in such statement are material. Factors which could have a material adverse effect on operations and future prospects include, but are not limited to:

●	increased fuel prices may adversely affect our operating environment;
●	we have a limited operating history which makes our future performance difficult to predict;
●	we have a history of losses and we may not be able to achieve or sustain profitability in the future;
●	we depend on our management team and the loss of key personnel could have a material adverse effect on our ability to conduct and manage our business;
●	a material failure, inadequacy, interruption, or security failure of our technology networks and related systems could harm our business;
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

●	our investments in real estate will be subject to the risks typically associated with investing in real estate;
●	uninsured losses or premiums for insurance coverage relating to real property may adversely affect our investor returns;
●	we may not be able to access financing sources on attractive terms, or at all, which could adversely affect our ability to execute our business plan;
●	we have debt, and may incur additional debt; if we are unable to comply with the covenants and restrictions under the Line of Credit (as defined herein), there could be an event of default under the Line of Credit, which could result in an acceleration of repayment;
●	adverse judgments, settlements, or investigations resulting from legal proceedings in which we may be involved could reduce our profits, limit our ability to operate our business, or distract our officers from attending to our business;
●	holders of our outstanding preferred stock have dividend, liquidation, and other rights that are senior to the rights of the holders of our common stock; and
●	other risks and uncertainties discussed in this Annual Report described in Part I, Item 1A, “Risk Factors” and in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

PART I

ITEM 1.                BUSINESS

General

We are a Maryland corporation focused on acquiring, owning and optimizing parking facilities and related infrastructure, including parking lots, parking garages and other parking structures throughout the United States. We target both parking garage and surface lot properties primarily in top 50 U.S. Metropolitan Statistical Areas (“MSAs”), with proximity to key demand drivers, such as commerce, events and venues, government and institutions, hospitality and multifamily central business districts.

As of December 31, 2024, we owned 40 parking facilities in 20 separate markets throughout the United States, with a total of approximately 15,100 parking spaces and approximately 5.2 million square feet. We also own approximately 0.2 million square feet of commercial space adjacent to our parking facilities.

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

As contemplated by the Merger Agreement, FWAC was converted to a Maryland corporation and changed its name to Mobile Infrastructure Corporation. Unless otherwise indicated, references in this Annual Report on Form 10-K to “MIC,” “we,” “us,” “our,” and the “Company” refer to Mobile Infrastructure Corporation and its consolidated subsidiaries prior to the closing of the Merger and to Mobile Infrastructure Corporation (f/k/a Fifth Wall Acquisition Corp. III) and its consolidated subsidiaries following the closing of the Merger, as the context requires. References in this Annual Report to “Legacy MIC” refer to Mobile Infrastructure Corporation and its consolidated subsidiaries prior to the closing of the Merger. References in this Annual Report on Form 10-K to “FWAC” refer to Fifth Wall Acquisition Corp. III.

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

Objectives

Over the next twelve months, we expect to be focused predominantly on the following strategic objectives:

•	Increase parking revenue by optimizing our mix of transient and contract parking at our parking facilities and improving Revenue per Available Stall ("RevPAS") of the overall portfolio;
•	Collaborate with third-party operators to actively manage parking rates based on local insights and maintain a cost structure that aligns with operations;
•	Execute on ancillary revenue opportunities;
•	Identify opportunities for accretive external growth, including acquisition opportunities; and
•	Selectively dispose of non-core properties, redeploying the net proceeds into acquisition opportunities or to increase our financial flexibility.

Optimize Parking Mix - We monitor the performance of our assets using multiple metrics to measure rates, volumes, and utilization. Our metrics provide data based on two categories of parkers: Transient and Contract. Transient Parkers include customers who arrive at our parking facilities and have the right to park in any open spot not otherwise marked as reserved. Contract Parkers include customers who pay, generally in advance, to have the right to access the facility for a set period. We believe each location has an optimal mix of these two types of parkers that will help maximize revenue at our assets. We are utilizing a combination of local operator insights and an internal sales team to identify opportunities to increase our monthly parking contracts and utilization. We believe that this will drive an increase in demand that will also provide opportunities to increase rates for Transient Parkers, which we believe will in turn will be a meaningful source of organic revenue growth.

Asset Management Collaboration - In 2024, 29 of our 40 assets converted to management contracts in which revenues and expenses are fully the responsibility of and recognized by us and our operators are paid a fee for management services. This change is expected to result in better revenue linearity compared to revenue recognition in our lease agreements, in which lease payments are based on cash collections from operators. We believe asset management contracts provide the opportunity for net operating income ("NOI") growth and stability through expense management and enhanced data sharing on the pricing strategies at each location. The combination of additional data and our active asset management collaboration with our operators provides insights and allows us to create actionable asset management outcomes such as pricing optimization strategies. Our intent is to convert our remaining assets to asset management contracts by the end of 2027.

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

Accretive External Growth - The Merger and listing on the NYSE American stock exchange provided us with access to capital through equity markets, and we additionally have the option to pursue acquisitions funded by equity. Our goal is to acquire assets where we can quickly identify a sufficient spread between the cost of capital and the capitalization rate or drive strong incremental yield within 24 months. We believe land scarcity in high-traffic areas where we buy causes limited supply and high barriers to entry in the locations with the most demand drivers for our asset class. When this dynamic is paired with smaller scale owners lacking the financial wherewithal to endure prolonged financial disruption, we see a unique opportunity to consolidate within the industry.

Our Portfolio

Our management team has extensive experience in the parking industry; we often receive off-market calls for parking facilities that we believe are not yet being marketed for sale, and have early notices on properties just getting ready to be marketed. As such, we have a pipeline of acquisitions that is both bespoke and actionable that we believe are largely unavailable to our competitors. We intend to continue to consolidate the industry through acquisitions, partnering with both owners and tenants, to create a meaningful pipeline and scale.

Our investment strategy has historically focused primarily on acquiring, owning and optimizing parking facilities, including parking lots, parking garages and other parking structures throughout the United States. We have historically focused primarily on investing in income-producing parking lots and garages with air rights in top MSAs. In expanding our portfolio, we will seek investments that address multiple key demand drivers and demonstrate consistent consumer use which we believe will generate cash flows and provide greater predictability during periods of economic uncertainty. Such targeted investments include, but are not limited to, parking facilities near one or more of the following key demand drivers:

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

In the event of future acquisitions of properties, we would expect the foregoing criteria to serve as guidelines; however, management and the board of directors of the Company (the "Board") may vary from these guidelines to acquire properties which they believe represent value or growth opportunities.

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
•

minimal capital expenditure requirements, given that tenant improvements are not typically required when renewing leases or entering into new leases with tenants, which drives attractive NOI to cash flow conversion.

Concentration

Our operators may act as agents collecting revenues on our behalf or may act as lessee if under a lease agreement. The revenue from locations where Metropolis Technologies, Inc. (“Metropolis”) acts as either a lease tenant or an operator agent represented 55.7% and 61.3% of our revenue, excluding commercial revenue, for the years ended December 31, 2024 and 2023, respectively. Revenue from locations where LAZ Parking ("LAZ") acts as either a lease tenant or an operator agent represented 15.3% and 3.2% of our revenue, excluding commercial revenue, for the years ended December 31, 2024 and 2023, respectively. See “Risk Factors—The operations of a large number of our properties in our portfolio are currently concentrated with two tenant operators.”

In addition, we had concentrations in Cincinnati (18.8% and 19.4%), Detroit (10.4% and 10.3%), and Chicago (9.2% and 9.1%) based on gross book value of real estate as of December 31, 2024 and 2023, respectively.

We had concentrations of our outstanding accounts receivable balance with Metropolis of 31.9% and 60.1% as of December 31, 2024 and 2023, respectively. During the year ended December 31, 2024, the majority of these receivable balances represent cash paid by parkers that was collected on our behalf by these operators.

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

We will compete with numerous other persons or entities seeking to attract tenants to parking facilities we acquire. These persons or entities may have greater financial strength. There is no assurance that we will be able to attract tenants on favorable terms, if at all. For example, our competitors may be willing to offer parking at rates below our rates, causing us to lose existing or potential parkers and pressuring us to reduce our rates to retain existing parkers or convince new parkers to park at our properties. Each of these factors could adversely affect results of operations, financial condition, value of our investments and ability to pay distributions.

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

Human Capital

We had 18 employees as of December 31, 2024. Employee levels are managed to align with the pace of business and management believes it has sufficient human capital to operate its business successfully.

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

We expect our asset management team to consider ESG factors such as climate change, natural resource sustainability, pollution and waste, human capital, product safety, social opportunity, corporate governance and ethics, along with a range of other potential factors, to assess the expected performance risk of our investments over time. We have implemented several ESG-related initiatives that we believe will improve the long-term performance of our business. These may include, but are not limited to:

•	A responsible use of energy, including renewable sources or LED-lighting;
•	Supporting the adoption of electrified vehicles;
•	Promoting the long-lived nature of our assets through weather protection and maintenance;
•	Responsible use of environmentally-friendly products to maintain the appearance of our assets;
•	Ensuring that the members of our Board and management team, including our asset management team, are made up of individuals with diverse backgrounds and experiences; and
•	Alignment of long-term performance-based compensation for our executives with our investors.

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

Available Information

We are subject to the reporting and information requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), for Smaller Reporting Companies, and, as a result, file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and other information with the SEC from time to time. The SEC maintains a website (http://www.sec.gov) that contains our annual, quarterly and current reports, proxy and information statements and other information we file electronically with the SEC from time to time. Access to these filings is free of charge and can be accessed on our website, www.mobileit.com. The information on, or accessible through, our website is not incorporated into and does not constitute a part of this Annual Report or any other report or document we file with or furnishes to the SEC from time to time.

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

Summary Risk Factors

Risks Related to Our Business

•	We have a limited operating history which makes our future performance difficult to predict.
•	We have a history of losses, and we may not be able to achieve or sustain profitability in the future.
•	We depend on our management team. The loss of key personnel could have a material adverse effect upon our ability to conduct and manage our business.
•	A material failure, inadequacy, interruption or security failure of our technology networks and related systems could harm our business.

•	The development and use of emerging technologies like artificial intelligence, or AI, presents risks and challenges that may impact our business and lead to unintended consequences and result in legal and/or regulatory actions, reputational harm or otherwise materially harm our business.
•	Mr. Osher currently and on a fully diluted basis, owns, directly or indirectly, more than 50% of our outstanding voting equity and has the ability to exercise significant influence on us and the Operating Company, including the approval of significant corporate transactions.
•	Our executive officers and certain members of our Board face or may face conflicts of interest related to their positions and interests in other entities, which could hinder our ability to implement our business strategy and generate returns to investors.
•

Our revenues have been and will continue to be significantly influenced by demand for parking facilities generally, and a decrease in such demand would likely have a greater adverse effect on our revenues than if we owned a more diversified real estate portfolio.

Risks Related to Financial, Tax and Accounting Issues

•	We may have future financing needs and may not be able to access financing sources on acceptable terms, or at all, which could adversely affect our ability to execute our business plan.
•	If we fail to maintain effective internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner or prevent fraud and be subject to fines, penalties or judgments, which can harm our reputation or otherwise cause a decline in investor confidence.
•	We may face litigation and other risks as the result of the previously identified material weakness in our internal control over financial reporting.

Risks Related to Our Indebtedness and Certain Other Obligations

•	We have debt, and we may incur additional debt; if we are unable to comply with the restrictions and covenants in the Line of Credit or any future debt agreement, there could be an event of default under the terms of the Line of Credit or a future debt agreement, which could result in an acceleration of repayment.
•	We may be required to take write-downs or write-offs, restructuring and impairment or other charges.

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

FWAC was a blank check company organized as a Cayman Islands exempted company on February 19, 2021 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more business entities. Legacy MIC was formed on May 4, 2015, and our current management team has been in place since August 2021. Accordingly, we have a limited operating history. Investors should not assume that our future performance will be similar to our past performance.

We have a history of losses and we may not be able to achieve or sustain profitability in the future.

We incurred net losses attributable to our common stockholders of $7.5 million and $32.5 million for the fiscal years ended December 31, 2024 and 2023, respectively, and we may experience additional net losses in the future and not be profitable or realize growth in the value of our portfolio. Many of our losses can be attributed to start-up costs, depreciation and amortization, as well as acquisition expenses incurred in connection with purchasing properties or making other investments. For a further discussion of our operational history and the factors affecting our net losses, see the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

The development and use of emerging technologies like artificial intelligence, or AI, presents risks and challenges that could impact our business and lead to unintended consequences and result in legal and/or regulatory actions, reputational harm or otherwise materially harm our business.

We continue to evaluate how emerging technologies like artificial intelligence, or AI, machine learning, generative AI and large language models may impact our business. These new and emerging technology are in the early stages of commercial use and present a number of inherent risks. If we integrate AI into our business and the recommendations, forecasts, or analyses with which AI assists in producing are deficient or inaccurate, we may experience perceived or actual brand or reputational harm, competitive harm, legal liability, cybersecurity risks, privacy risks, compliance risks, ethical issues, and new or enhanced governmental or regulatory scrutiny, and we may incur additional costs to resolve such issues. In addition, state and federal regulations relating to these emerging technologies are quickly evolving, and should we adopt such technologies, we may require significant resources to maintain our business practices while seeking to comply with U.S. laws. Any failure to accurately identify and address our responsibilities and liabilities in this new environment could negatively affect any solutions we develop incorporating such technologies and could subject us to reputational harm, regulatory action or litigation, any of which may harm our financial condition and operating results. Further, market demand and acceptance of AI technologies are uncertain, and we may be unsuccessful in our product development efforts.

Prior to integrating AI into our business, we plan to develop policies governing the use of AI to help reasonably ensure that such AI is used in a trustworthy manner by our employees, contractors, and authorized agents and that our assets, including intellectual property, competitive information, personal information we may collect or process, and customer information, are protected. Any failure by our personnel, contractors, or other agents to adhere to our established policies could violate confidentiality obligations or applicable laws and regulations, jeopardize our intellectual property rights, cause or contribute to unlawful discrimination, or result in the misuse of personally identifiable information or the injection of malware into our systems, any of which could have a material adverse effect on our business, results of operations, and financial condition.

Mr. Osher currently and on a fully diluted basis, owns, directly or indirectly, more than 50% of our outstanding voting equity and has the ability to exercise significant influence on us and the Operating Company, including the approval of significant corporate transactions.

As of December 31, 2024, Mr. Osher beneficially owns directly or through HS3, Harvest Small Cap and HSCP Master, 24,837,069 shares of our Common Stock, or approximately 61.5% of the outstanding shares of our Common Stock and 2,170,213 warrants to purchase shares of our Common Stock.

Pursuant to his current ownership and potential future ownership of our Common Stock, Mr. Osher has the ability to influence the outcome of matters presented to our stockholders, including the election of the Board and approval of significant corporate transactions, including business combinations, consolidations and mergers. Therefore, Mr. Osher has substantial influence over us and could exercise influence in a manner that is not in the best interests of our other stockholders. This concentration of voting power might also have the effect of delaying or preventing a change of control that our stockholders may view as beneficial. Additionally, Mr. Osher is the managing member of No Street Capital LLC, which serves as the investment manager of the Lenders on the Line of Credit, as defined herein.

Our executive officers and certain members of our Board face or may face conflicts of interest related to their positions and interests in other entities, which could hinder our ability to implement our business strategy and generate returns to investors.

Mr. Chavez, Ms. Hogue and Mr. Osher, together beneficially own a significant percentage of our Common Stock. Mr. Chavez and Ms. Hogue will continue in their ownership and management roles with Bombe and Bombe-Pref. Mr. Osher will continue his ownership and management role with HS3, Harvest Small Cap and HSCP Master.

As a result, our executive officers and certain of our directors owe duties to each of these entities, their members, limited partners and investors, which duties may from time-to-time conflict with the duties that they owe to us. Their loyalties to these other entities and investors could result in action or inaction that is detrimental to our business, which could harm the implementation of our business strategy and our investment and leasing opportunities.

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

For example, fuel prices have a direct impact on the ability and frequency of consumers to engage in activities related to transportation. Increases in the price of fuel may result in higher transportation costs and adversely affect consumer use at our parking garages. In addition, if adverse economic conditions reduce discretionary spending, business travel or other economic activity, such as sporting events and entertainment, that fuels demand for parking, our revenues could be reduced. In addition, our parking facilities tend to be concentrated in urban areas.

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

Increased office vacancies in MSAs or movement toward home office alternatives could reduce consumer demand for parking, which could adversely impact our revenues and financial condition. Moreover, changing lifestyles and technological innovations also may decrease the need for parking spaces, thereby decreasing the demand for parking facilities. The need for parking spaces, for example, may decrease as the public increases its use of delivery service companies and ridesharing companies or elects to take public transit for their transportation needs. Future technological innovations, such as driverless vehicles, also may decrease the need for parking spaces. It is also possible that cities could enact new or additional measures such as higher tolls, increased taxes or vehicle occupancy requirements in certain circumstances to encourage car-pooling and the use of mass transit, all of which could adversely impact the demand for parking. Weather conditions, such as hurricanes, snow, flooding or severe weather storms, and other natural disasters and acts of terrorism could also disrupt our parking operations and further reduce the demand for parking.

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

The operations of a large number of our properties in our portfolio are currently concentrated with two tenant operators.

The revenue from locations where Metropolis Technologies, Inc. (“Metropolis”) and LAZ Parking (“LAZ”) act as either a lease tenant or an operator agent represented 55.7% and 15.3% of our revenue, excluding commercial revenue, respectively, for the fiscal year ended December 31, 2024.

This significant concentration of operational risk in two tenant operators makes us more vulnerable economically than if our operations were more evenly diversified among many tenant operators. Any adverse developments in Metropolis’s or LAZ's business, financial strength or ability to operate our properties efficiently and effectively could have a material adverse effect on our results of operations. We cannot provide assurance that Metropolis or LAZ will satisfy its obligations to us or effectively and efficiently operate our properties. The failure or inability of Metropolis or LAZ to satisfy their obligations to us or effectively and efficiently operate our properties could adversely affect our financial position, results of operations and cash flows. See the section titled “Business—Concentration.”

Our use of third-party operators exposes us to certain risks.

We enter into agreements with operators who assist us in offering parking facilities to the public and providing contracted parking to customers. One of our strategic objectives is to focus heavily on the performance of each parking facility, working with our operators to create a business plan for each parking facility to improve cash flow and revenue. While our operators continue to execute on the asset-level business plans, it is possible that an economic slowdown will materially impact the performance of our assets. Our inability or the inability of our operators to execute on these business plans could have a material adverse effect on our business, financial condition and results of operations. In addition, the loss or renewal on less favorable terms of a substantial number of operating agreements, or a breach, default or other failure to perform by an operator, or material reduction in the income associated with our facilities (or an increase in anticipated expenses to the extent we are responsible for such expenses) could also have a material adverse effect on our business, financial condition and results of operations.

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

The value of real estate may be adversely affected by a number of risks, including:

•	epidemics, pandemics or other outbreaks of all illness, disease or virus (such as the COVID-19 pandemic);
•	natural disasters such as hurricanes, snow, earthquakes, flood or severe weather storms;
•	civil unrest, crime, or the perception of crime;
•	acts of war or terrorism, including the consequences of terrorist attacks;
•	adverse changes in national, regional and local economic and real estate conditions;
•	an oversupply of (or a reduction in demand for) space in the areas where particular properties are located and the attractiveness of particular properties to prospective tenants;

•	changes in governance laws and regulations, fiscal policies and zoning ordnances and related costs of compliance therewith and the potential for liability under applicable laws;
•	costs associated with the need to periodically repair or replace operators at our properties;
•	costs associated with real property taxes and changes in tax rates;
•	costs of remediation and liabilities associated with environmental conditions affecting properties;
•	costs associated with complying with the Americans with Disabilities Act of 1990, as amended, or the Americans with Disabilities Act;
•	over-concentrations in certain geographic areas;
•	sports strikes, particularly those that persist for an extended period of time, or a significant decrease in the number of games played, or the occurrence of a significant number of games with limited or no fans attending;
•	the worsening of economic or real estate conditions in the geographic area in which our investments may be concentrated; and
•	the potential for uninsured or underinsured property losses.

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

Risks Related to Financial, Tax and Accounting Issues

We may have future financing needs and may not be able to access financing sources on acceptable terms, or at all, which could adversely affect our ability to execute our business plan.

We have $29.9 million of debt due within twelve months of the date of issuance of this Annual Report which is comprised of $27.2 million related to the Line of Credit (as defined herein) and a $2.7 million note payable.

In September 2024, we entered into a $40.4 million revolving credit facility agreement with Harvest Small Cap and HSCP Masters (collectively, the “Lenders”) maturing in September 2025 (the “Line of Credit”). Borrowings under the Line of Credit accrue interest at a rate of 15.0% per annum, with interest payable in arrears at maturity or upon repayment of any principal amount borrowed under the Line of Credit. As of December 31, 2024, $27.2 million was outstanding under the Line of Credit.

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

If we fail to maintain effective internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner or prevent fraud and be subject to fines, penalties or judgments, which can harm our reputation or otherwise cause a decline in investor confidence.

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

We may face litigation and other risks as a result of the previously identified material weakness in our internal control over financial reporting.

As most recently disclosed in our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2024, we identified material weaknesses in our internal control over financial reporting related to (i) the lack of appropriate segregation of duties within the accounting and finance groups, (ii) the ineffective design, implementation, and operation of controls relevant to the financial reporting process, specifically related to the documentation of the review of controls, and (iii) the calculation and review of noncontrolling interest. As disclosed in Item 9A. of this Annual Report, management, including our Chief Executive Officer and Chief Financial Officer, has concluded such material weaknesses have been remediated as of December 31, 2024.

Although remediated, we may face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the restatement and material weaknesses in our internal control over financial reporting discussed above and in Item 9A. of this Annual Report and the preparation of our financial statements. We have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition.

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

As of December 31, 2024, we had aggregate U.S. federal and state net operating loss carryforwards (“NOLs”) of $95,802,866 (of which $8,585,685 was incurred in tax years beginning before January 1, 2018), which may be available to offset future taxable income for income tax purposes, and portions of which expire in various years. Under the Tax Cuts and Jobs Act of 2017, as modified by the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), federal NOLs incurred in tax years beginning after December 31, 2017 may be carried forward indefinitely, but the deductibility of such federal NOLs is limited to 80% of taxable income. Federal NOLs incurred in tax years ending before January 1, 2018 may be carried forward for 20 years. Our NOLs are subject to these carry forward and deductibility limits. Further, a lack of future taxable income would adversely affect our ability to utilize these NOLs before they expire.

In addition, under Section 382 of the Code, a corporation that undergoes an “ownership change” (as defined under Sections 382 and 383 of the Code and applicable Treasury Regulations) is subject to limitations on its ability to utilize its pre-change NOLs and certain other tax attributes to offset post-change taxable income or taxes. The Merger as well as transactions that occurred prior to the Merger, including transactions contemplated by the Equity Purchase and Contribution Agreement (the “Purchase and Contribution Agreement”), dated January 8, 2021, by and among Legacy MIC, the Operating Partnership, Michael Shustek, Vestin Realty Mortgage I, Inc., a Maryland corporation, Vestin Realty Mortgage II, Inc., a Maryland corporation, and Color Up, LLC (“Color Up”), may have resulted in an ownership change under Section 382 of the Code that could affect our ability to utilize our NOLs to offset future taxable income. Furthermore, our ability to utilize NOLs of companies that we have acquired or that we may acquire in the future may be subject to limitations. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. For these reasons, we may not be able to utilize a material portion of the NOLs reflected on our balance sheet, even if we attain profitability, which could potentially result in increased future tax liability to us and could adversely affect our operating results and financial condition.

Pursuant to the IRC Sections 382 and 383, annual use of the Company’s NOL carryforwards may be limited in the event that a cumulative change in ownership of more than 50% occurs within a three-year period. Although the Company has not completed a recent IRC Section 382/383 analysis, due to the existence of the valuation allowance, limitations created by current and future ownership changes, if any, related to the Company’s operations in the United States will not impact its effective tax rate. Any additional ownership changes may further limit the ability to use the NOL carryforwards.

Risks Related to Our Indebtedness and Certain Other Obligations

We have debt, and we may incur additional debt; if we are unable to comply with the restrictions and covenants in the Line of Credit or any future debt agreement, there could be an event of default under the terms of the Line of Credit or a future debt agreement, which could result in an acceleration of repayment.

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

The Line of Credit contains customary representations, warranties, conditions to borrowing, covenants, and events of default, including certain covenants that limit or restrict, subject to certain exceptions, our ability, and the ability of the Operating Company and our other subsidiaries to sell or transfer assets, enter into a merger or consolidate with another company, create liens, make investments or acquisitions or incur certain indebtedness.

If we are unable to comply with the restrictions and covenants in the Line of Credit or any future debt agreement or if we default under the terms of the Line of Credit or any future debt agreement, there could be an event of default. Our ability to comply with these restrictions and covenants may be affected by events beyond our control.

We cannot assure that we will be able to comply with these restrictions and covenants. In the event of a default under the Line of Credit or any future debt agreement, the Lenders could terminate their commitments to lend or accelerate the loans and declare all amounts borrowed under the Line of Credit due and payable. If any of these events occur, our assets might not be sufficient to repay in full all of our outstanding indebtedness and we may be unable to find alternative financing. Even if we could obtain alternative financing, it might not be on terms that are favorable or acceptable to us. Additionally, we may not be able to amend the Line of Credit or any future debt agreement or obtain needed waivers on satisfactory terms.

We may be required to take write-downs or write-offs, restructuring and impairment or other charges.

We may be required to write-down or write-off additional assets, restructure our operations, or incur additional impairment or other charges that could result in us reporting losses. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may prevent us from obtaining debt financing. Accordingly, investors could suffer a reduction in the value of their shares of Common Stock from any such write-down or write-downs.

Certain loans are and may be secured by mortgages on our properties and if we default under our loans, we may lose properties through foreclosure.

We have obtained, and intend to continue to obtain, loans that are secured by mortgages on our properties, and we may obtain additional loans evidenced by promissory notes secured by mortgages on our properties. For example, in December 2024, we, through seven of our subsidiaries (the “Loan Borrowers”), entered into a $75.5 million CMBS financing with Argentic Real Estate Finance 2 LLC as lender (the “CMBS Loan”). The CMBS Loan is secured by a first priority (i) mortgage, (ii) assignment of leases and rents and (iii) security interest in all personal property, including accounts, escrows, and reserves, granted by each of the seven Loan Borrowers. If we default on the CMBS Loan, we could lose the seven properties owned by the Loan Borrowers through foreclosure. The Operating Company serves as a non-recourse guarantor with respect to the CMBS Loan.

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

The nature of our business exposes our properties, us, the Operating Company and our other subsidiaries to the risk of claims and litigation in the normal course of business. The outcome of these proceedings cannot be predicted. If any of these proceedings were to be determined adversely to us or a settlement involving a payment of a material sum of money were to occur, it could materially and adversely affect our profits or ability to operate our business. Additionally, we could become the subject of future claims by third parties, including current or former tenants, our employees, our investors or regulators. Any significant adverse judgments or settlements would reduce our profits and could limit our ability to operate our business. Further, we may incur costs related to claims for which we have appropriate third-party indemnity, but such third parties fail to fulfill their contractual obligations.

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

The market price of our Common Stock may be highly volatile and could be subject to wide fluctuations. For example, as of August 28, 2023, the first trading date of our Common Stock on the NYSE American, the closing price of our Common Stock was $10.37. Since then, the closing price of our Common Stock reached a low of $2.48 on August 5, 2024, and on February 28, 2025, the closing price of our Common Stock was $3.66. Capital markets have been volatile in the recent past. Market volatility, as well as general economic, market or political conditions, and the current adverse macroeconomic conditions including inflation, fluctuations in fuel prices, rising interest rates, and reduced consumer confidence, could reduce the market price of shares of our Common Stock regardless of its operating performance.

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

In addition, our operating results could be below the expectations of public market analysts and investors due to a number of potential factors, including:

•	variations in quarterly operating results or dividends, if any, to investors;
•	additions or departures of key management personnel;
•	publication of research or reports about our industry;
•	litigation and government investigations;
•	changes or proposed changes in laws or regulations or differing interpretations or enforcement of laws or regulations affecting our business;
•	adverse market reaction to any indebtedness incurred or securities issued in the future;
•	changes in market valuations of similar companies;
•	adverse publicity or speculation in the press or investment community; and
•	announcements by competitors of significant contracts, acquisitions, dispositions, strategic partnerships, joint ventures, or capital commitments.

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

Specifically, payment of any distribution preferences on the issued and outstanding Series A Convertible Redeemable Preferred Stock, par value $0.0001 per share of the Company (the “Series A Preferred Stock”, Series 1 Convertible Redeemable Preferred Stock, par value $0.0001 per share of the Company (the “Series 1 Preferred Stock” and together with the Series A Preferred Stock, the “Preferred Stock”) or any future series of preferred stock would reduce the amount of funds available for the payment of distributions on the Common Stock. Further, holders of Preferred Stock will be entitled to receive a preference payment if we liquidate, dissolve, or wind up before any payment is made to holders of Common Stock, likely reducing the amount holders of Common Stock would otherwise receive upon such an occurrence. Holders of Series 1 Preferred Stock and Series A Preferred Stock have the right to require us to convert their Series 1 Preferred Stock and Series A Preferred Stock into Common Stock, but we may, at our option, redeem such shares of Preferred Stock for cash. Holders of the Series A Preferred Stock and Series 1 Preferred Stock are entitled to cumulative dividends before any dividends may be declared or set aside on Common Stock. Upon our voluntary or involuntary liquidation, dissolution or winding up, before any payment is made to holders of Common Stock, holders of Series A Preferred Stock and Series 1 Preferred Stock will be entitled to receive a liquidation preference of $1,000.00 per share plus any accrued and unpaid distributions. As of December 31, 2024, 1,949 and 18,165 shares of Series A Preferred Stock and Series 1 Preferred Stock, respectively, were issued and outstanding. As of December 31, 2024 there were no shares of Series 2 Preferred Stock issued and outstanding.

We are a “controlled company” within the meaning of the applicable rules of the NYSE American and, as a result, may qualify for exemptions from certain corporate governance requirements. If we rely on these exemptions, our stockholders will not have the same protections afforded to stockholders of companies that are subject to such requirements.

Under the applicable rules of the NYSE American, a company is a “controlled company” if more than 50% of the voting power for the election of directors is held by an individual, group or another company, and such company may elect not to comply with certain corporate governance requirements, including the requirements that the company have: (i) a majority of its board of directors comprised of independent directors; (ii) a nominating committee comprised solely of independent directors; (iii) a compensation committee comprised solely of independent directors; and (iv) director nominees selected, or recommended for selection to our Board, by the nominating committee. As of December 31, 2024, Jeffrey B. Osher, a member of the Board, controls more than 50% of the voting power of our outstanding Common Stock, and as a result, we are a “controlled company” within the meaning of applicable rules of the NYSE American.

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

We may, but are not obligated to, provide public guidance on our expected operating and financial results for future periods. Any such guidance will consist of forward-looking statements, subject to the risks and uncertainties described in this Annual Report and in our other public filings and public statements. The ability to provide this public guidance, and the ability to accurately forecast our results of operations, could be impacted by future public health crises. Our actual results may not always be in line with or exceed any guidance we have provided, especially in times of economic uncertainty, such as the current global economic uncertainty being experienced as a result of the war in Ukraine and the Israel-Hamas war. If, in the future, our operating or financial results for a particular period do not meet any guidance provided or the expectations of investment analysts, or if we reduce our guidance for future periods, the market price of our Common Stock could decline as well. Even if we issue public guidance, there can be no assurance that we will continue to do so in the future.

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

A stockholder’s interest in us may be diluted if we: (a) sell additional shares of stock in the future, (b) sell securities that are convertible into Common Stock, (c) issue Common Stock in a private offering of securities to institutional investors, or (d) issue Common Stock to sellers of properties acquired by us in connection with an exchange for Common Units, which are convertible into Common Stock. In addition, as of February 28, 2025, there are currently outstanding: (i) warrants to purchase up to 2,553,192 shares of Common Stock; (ii) 4,570,504 Common Units held by third parties; (iii) 2,250,000 of the class of membership interest of the Operating Company designated as “Performance Units” (the “Performance Units”); (iv) 1,613,158 of the class of membership interest of the Operating Company designated as “LTIP Units” (the “LTIP Units”); (v) 17,273 shares of Series 1 Preferred Stock; (vi) 1,889 shares of Series A Preferred Stock; and (vii) no shares of Series 2 Preferred Stock. Because of these and other reasons described in this “Risk Factors” section, issuances of additional Common Stock will significantly dilute the equity interests of existing holders of Common Stock and may affect prevailing market prices for Common Stock.

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

Any sales of our Common Stock (including shares of Common Stock issuable upon the exercise or conversion, as applicable, of the Warrants, Common Units or Preferred Stock or the redemption of Preferred Stock) pursuant to Rule 144 under the Securities Act or our effective registration statements on Form S-11, filed with the SEC on September 25, 2023, as post-effectively amended by Post Effective Amendment No.1 to Form S-11, filed with the SEC on April 12, 2024, could adversely affect the prevailing market price of our Common Stock. The issuance of Common Stock upon any exercise or conversion, as applicable, of the Warrants, Common Units or Preferred Stock or redemption of Preferred Stock also may have the effect of reducing our net income per share (or increasing our net loss per share). In addition, the existence of Preferred Stock may encourage short selling by market participants because the existence of redemption payments could depress the value or market price of the Common Stock.

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

Pursuant to the Mobile Infrastructure Corporation and Mobile Infra Operating Company, LLC 2023 Incentive Award Plan (the “Incentive Award Plan”), we may issue an aggregate of up to 3,687,500 of shares of Common Stock and restricted stock units or incentive units of the Operating Company (or a similar type of incentive equity security permitted under the Incentive Award Plan) issuable to certain of our officers and directors as determined by the compensation committee of the Board, which amount will be subject to increase from time to time. We may also issue additional shares of Common Stock or other equity securities of equal or senior rank in the future in connection with, among other things, future acquisitions or repayment of outstanding indebtedness, without stockholder approval, in a number of circumstances.

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

ITEM 1B.             UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 1C.             CYBERSECURITY

Risk Management and Strategy

We have processes for assessing, identifying, and managing material risks from cybersecurity threats. These processes are integrated into our overall risk management systems and include overseeing and identifying risks from cybersecurity threats associated with the use of third-party service providers. We conduct security assessments of certain third-party providers before engagement and have established monitoring procedures in our effort to mitigate risks related to data breaches or other security incidents originating from third parties.

Governance

Board of Directors

The Audit Committee of our Board (the “Audit Committee”) oversees, among other things, the controls designed to assess, identify, and manage material risks from cybersecurity threats. The Audit Committee is informed of material risks from cybersecurity threats pursuant to the escalation criteria as set forth in our disclosure controls and procedures. Further, our Chief Financial Officer and our Head of Information Technology report on cybersecurity matters, including material risks and threats, to the Audit Committee, and the Audit Committee provides updates to our Board, in each case as frequently as is appropriate.

Management

Under the oversight of the Audit Committee, and as directed by our Chief Financial Officer, our Head of Information Technology has established policies for and is primarily responsible for overseeing our cybersecurity incident response plan and related processes that are designed to assess and manage material risks from cybersecurity threats. As part of this cybersecurity program, we utilize a third-party managed information technology service provider (the “MSP”) for cybersecurity services, including threat detection and response, vulnerability assessment and monitoring, security incident response and recovery and general cybersecurity education and awareness. The MSP has the requisite experience to oversee our cybersecurity program. Our Chief Financial Officer and our Head of Information Technology are informed about and monitor the prevention, detection, mitigation, and remediation of cybersecurity incidents pursuant to criteria set forth in our incident response plan. In addition, our Chief Financial Officer and our Head of Information Technology coordinate with our legal counsel to assess and manage material risks from cybersecurity threats. Our Chief Financial Officer and our Head of Information Technology provide updates as frequently as appropriate to the Audit Committee.

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

As of December 31, 2024, we owned 40 parking facilities in 20 separate markets throughout the United States, with a total of approximately 15,100 parking spaces and approximately 5.2 million square feet. We also own approximately 0.2 million square feet of commercial space adjacent to our parking facilities.

The following table sets forth the property name, location and other information with respect to the parking facilities we owned as of December 31, 2024:

Property Name	Location	Property Type	Number of Spaces	Property Size (Square Feet)
Bricktown Garage	Oklahoma City, OK	Garage	555	206,598
Lafayette Square Garage	Bridgeport, CT	Garage	878	232,964
River East Garage	Chicago, IL	Garage	1,154	473,522
Mabley Place Garage	Cincinnati, OH	Garage	772	353,700
1W7 Garage	Cincinnati, OH	Garage	765	314,749
222W7 Garage	Cincinnati, OH	Garage	1,625	531,000
Union & Archer Lot	Cleveland, OH	Surface Lot	260	94,252
Crown Colony Lot	Cleveland, OH	Surface Lot	82	23,460
IMG Garage	Cleveland, OH	Garage	471	294,361
1935 Sherman Lot	Denver, CO	Surface Lot	72	18,750
Residence Inn Garage	Denver, CO	Garage	450	177,650
Denver School Lot	Denver, CO	Surface Lot	28	6,250
RenCen Garage	Detroit, MI	Garage	1,273	382,470
Taylor St Garage	Fort Worth, TX	Garage	1,013	372,171
Marks Garage	Honolulu, HI	Garage	308	150,810
Saks Garage	Houston, TX	Garage	265	90,750
Preston Lot	Houston, TX	Surface Lot	46	10,000
San Jacinto	Houston, TX	Surface Lot	85	28,326
Houston Preferred (1)	Houston, TX	Garage/Lot	528	140,115
City Park Garage	Indianapolis, IN	Garage	354	20,473
Meridian Lot	Indianapolis, IN	Surface Lot	36	10,454
Heyburn Lot	Louisville, KY	Surface Lot	165	54,450
Raider Park Garage	Lubbock, TX	Garage	1,508	563,584
Poplar Lot	Memphis, TN	Surface Lot	125	37,563
Chase Garage	Miami, FL	Garage	118	36,129
Old World Lot	Milwaukee, WI	Surface Lot	54	11,250
Wells Lot	Milwaukee, WI	Surface Lot	148	43,580
Clybourn Lot	Milwaukee, WI	Surface Lot	15	2,400
Arena Lot	Milwaukee, WI	Surface Lot	75	48,344
Ramada Lot	Minneapolis, MN	Surface Lot	185	71,737
Orpheum Lot	Minneapolis, MN	Surface Lot	270	86,283
White Front Garage	Nashville, TN	Garage	155	44,944
Rampart Lot	New Orleans, LA	Surface Lot	77	27,105
Shoe Lot	St. Louis, MO	Surface Lot	180	53,153
Washington Lot	St. Louis, MO	Surface Lot	63	16,919
Broadway Lot	St. Louis, MO	Surface Lot	146	41,948
7th & Cerre Lot	St. Louis, MO	Surface Lot	149	46,056
Cardinal Lot	St. Louis, MO	Surface Lot	376	114,424
Holiday Inn Garage	St. Paul, MN	Garage	285	101,568

(1)	Houston Preferred includes 2 properties.

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

Refer to Note 16 — Commitments and Contingencies in Part II, Item 8 Notes to the Consolidated Financial Statements of this Annual Report, which information is incorporated herein by reference.

ITEM 4.                MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.                MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on the NYSE American under the ticker symbol “BEEP.”

Holders of Record

As of February 28, 2025, we had approximately 42.6 million shares of Common Stock outstanding, held by a total of 1,046 stockholders of record. We believe the actual number of beneficial owners of our Common Stock is greater than this number of record holders and includes beneficial owners whose shares are held in “street name” by brokers, banks and other nominees.

Dividends

We do not currently, and may not in the future, generate sufficient cash flow from operations to pay and fund future distributions on our shares of Common Stock. We do not currently anticipate that we will be able to resume the payment of distributions on our shares of Common Stock. However, if distributions do resume, all or a portion of the distributions may be paid from other sources, such as cash flows from equity offerings, financing activities, or borrowings. We have not established any limit on the extent to which distributions could be funded from these other sources. Accordingly, the amount of distributions paid may not reflect current cash flow from operations and distributions may include a return of capital, (rather than a return on capital). If we pay distributions from sources other than cash flow from operations, the funds available to us for investments would be reduced and the share value may be diluted. The declaration and payment and level of distributions will be determined by our Board in its sole discretion and depend on a variety of factors, including current and projected liquidity requirements, anticipated operating cash flows and tax considerations, and other relevant items deemed applicable by our Board.

Securities Authorized for Issuance under Equity Compensation Plans

Information regarding securities authorized for issuance under our equity compensation plan is incorporated herein by reference to Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of Part III of this Annual Report.

Recent Sales of Unregistered Equity Securities

There are no unreported sales of equity securities as at December 31, 2024.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On September 11, 2024, the Company announced that the Board authorized a share repurchase program for the repurchase of up to $10,000,000 of shares of Common Stock.

The following table summarizes the share repurchase activity for the three months ended December 31, 2024. The average price paid per share includes broker commissions.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs

October 1 - 31, 2024	221,022	$ 3.16	221,022	$ 9,211,212
November 1 - 30, 2024	169,833	$ 3.13	169,833	$ 8,678,878
December 1 - 31, 2024	1,408	$ 3.37	1,408	$ 8,674,139

ITEM 6.                RESERVED

ITEM 7.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations is based on, and should be read in conjunction with the audited consolidated financial statements and the notes thereto contained elsewhere in this Annual Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. See “Forward-Looking Statements” preceding Part I and “Risk Factors” for a discussion of forward-looking statements and important factors that could cause actual results to differ materially from the results described in or implied by these forward-looking statements.

Overview

General

We are a Maryland corporation focused on acquiring, owning and optimizing parking facilities and related infrastructure, including parking lots, parking garages and other parking structures throughout the United States. We target both parking garage and surface lot properties primarily in top 50 MSAs with proximity to key demand drivers, such as commerce, events and venues, government and institutions, hospitality and multifamily central business districts.

As of December 31, 2024, we owned 40 parking facilities in 20 separate markets throughout the United States, with a total of approximately 15,100 parking spaces and approximately 5.2 million square feet. We also own approximately 0.2 million square feet of commercial space adjacent to our parking facilities.

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

Managed Property Revenue Contracts

In 2024, 29 of our 40 assets converted to management contracts. We believe asset management contracts provide the opportunity for NOI growth through more transparent and controlled expense management and will reduce the revenue variability associated with the timing of payments for contract parking agreements. In addition, the move to management contracts properly aligns the incentives and rewards for revenue growth between the third-party operator and the Company. This change is also expected to result in better revenue linearity compared to revenue recognition in our lease agreements, in which lease payments are based on cash collections from operators. Overall, the conversion to management contracts also provides enhanced visibility on the performance of the portfolio within our financial results. Our intent is to convert the remaining assets to asset management contracts by the end of 2027.

Same Location RevPAS

Revenue Per Available Stall (“RevPAS”) is used to evaluate parking operations and performance. RevPAS is defined as average monthly Parking Revenue (managed property revenue less related sales tax and credit card fees) divided by the parking stalls in the locations the Parking Revenue was earned. Parking Revenue does not include Billboard or Commercial Rent, or revenue from locations that are under Lease Agreements. Parking Revenue is a meaningful component of revenue that is used to judge the performance of locations and the ability to manage each location. We believe RevPAS is a meaningful indicator of our performance because it measures the period-over-period change in revenues for comparable locations. Parking Revenue should not be viewed as an alternative measure of our financial performance as it does not reflect all components of revenue, which may be material.

Same location RevPAS represents Parking Revenue at our assets under management agreements prior to the second quarter of 2024 with the exception of two assets where we do not have sufficient historical data to calculate RevPAS. We believe same location RevPAS is a key performance measure that allows for review of fluctuations in revenue without the impact of portfolio transaction or changes in revenue structure. Average monthly same location RevPAS for 2024 was $209.24 per month.

Results of Operations for the Years Ended December 31, 2024 and 2023 (dollars in thousands)

	For the Year Ended December 31,
	2024	2023	$ Change	% Change
Revenues
Managed property revenue	$27,848	$—	$27,848	100.0%
Base rental income	6,195	8,165	(1,970)	(24.1)%
Percentage rental income	2,965	22,107	(19,142)	(86.6)%
Total revenues	$37,008	$30,272	$6,736	22.3%

Total Revenues

The increase in total revenues for 2024 compared to 2023 is due primarily to 29 of our 40 assets converting to management contracts in 2024, as noted above. The change to management contracts results in us recognizing revenue from all parking transactions at those locations. Under the previous lease agreements, we only received a portion of the revenue after a certain threshold was reached.

	For the Year Ended December 31,
	2024	2023	$ Change	% Change (1)
Operating expenses
Property taxes	$7,256	$7,178	$78	1.1%
Property operating expense	7,119	1,985	5,134	NM
Depreciation and amortization	8,403	8,512	(109)	(1.3)%
General and administrative	10,794	13,160	(2,366)	(18.0)%
Preferred Series 2 - issuance expense	—	16,101	(16,101)	(100.0)%
Professional fees	1,759	1,724	35	2.0%
Organizational, offering and other costs	—	2,862	(2,862)	(100.0)%
Impairment	157	8,982	(8,825)	(98.3)%
Total expenses	$35,488	$60,504	$(25,016)	(41.3)%

(1)	Line items that result in a percent change that exceed certain limitations are considered not meaningful (“NM”) and indicated as such.

Property Operating Expense

The increase in property operating expense for the year ended December 31, 2024 compared to the same period in 2023 is due primarily to 29 of our 40 assets converting to management contracts in 2024, as noted above. The change to management contracts results in higher reflected operating expenses as revenues under the previous lease agreements were calculated based on collections reduced by certain costs, whereas these costs are now recorded as property operating expense under management contracts.

General and Administrative Expense

The $2.4 million decrease in general and administrative expenses during the year ended December 31, 2024 compared to December 31, 2023 is primarily attributable to equity based compensation for certain executive performance units expensed through December 31, 2023 of $4.2 million and the cancellation of executive LTIP Units for $1.4 million in the third quarter of 2023, partially offset by non-cash compensation cost for awards granted in 2024 and an increase in payroll and technology expenses.

Preferred Series 2 - Issuance Expense

As part of accounting for the reverse recapitalization in 2023, we evaluated the Series 2 Preferred Stock arrangement, and determined that the fair value of the Series 2 Preferred Stock at the time of the transaction of $66.7 million ($4.84 per share) exceeded the implied conversion rate ($3.34 per share) based on a total of 13,787,464 shares of common stock issued on December 31, 2024 and $4.6 million of dividends paid in kind in return for $46 million in proceeds. As a result, the excess in fair value was treated as non-cash compensation and was recorded as Preferred Series 2 - Issuance Expense on the Consolidated Statements of Operations.

Organizational, Offering and Other Costs

The decrease in organizational, offering and other costs during the year ended December 31, 2024 compared to December 31, 2023 is primarily attributable to transaction costs associated with the Merger that were allocated to the 1,900,000 FWAC Class B Shares that converted to common stock and which are subject to an earn-out structure (the “Earn-Out Shares”) under terms outlined in the Second Amended and Restated Sponsor Agreement as well as well as $1.0 million in lender consent costs.

Impairment

During the year ended December 31, 2024, we impaired approximately $0.2 million of our real estate assets as a result of a planned disposition of a property.

During the year ended December 31, 2023, we recorded approximately $9.0 million of asset impairment charges related to assets impacted by delayed return-to-work trends or other reductions of demand-drivers impacting these assets, as well as disposition of properties.

	For the Year Ended December 31,
	2024	2023	$ Change	% Change (1)
Other
Interest expense, net	$(13,830)	$(13,910)	$80	(0.6)%
Gain on sale of real estate	2,651	660	1,991	NM
Other income, net	434	1,179	(745)	(63.2)%
Change in fair value of Earn-Out liability	844	4,065	(3,221)	(79.2)%
Total other expense	$(9,901)	$(8,006)	$(1,895)	23.7%

(1)	Line items that result in a percent change that exceed certain limitations are considered not meaningful (“NM”) and indicated as such.

Interest Expense

The decrease in interest expense, net of approximately $0.1 million during the year ended December 31, 2024 compared to the prior year is primarily attributable to the repayment of $9.9 million of mortgage loans in the third quarter of 2023 and the paydowns of $15.0 million and $5.0 million on the Revolving Credit Facility in the third quarter of 2023 and 2024, respectively. This was partially offset by interest expense on the Line of Credit entered into in the third quarter of 2024 and the refinancing of the Revolving Credit Facility with the 2034 CMBS Loan in December 2024.

Gain (Loss) on Sale of Real Estate

In February 2024, we disposed of our Cincinnati Race Street location for $3.15 million, resulting in a loss on sale of real estate of approximately $0.1 million. In July 2024, we sold one parking lot in Clarksburg, West Virginia for approximately $0.5 million, resulting in an immaterial loss on sale of real estate. In November 2024, we sold a parking lot located in Indianapolis, Indiana for approximately $4.6 million, resulting in a gain on sale of real estate of approximately $2.7 million.

In February 2023, we sold a parking lot located in Wildwood, New Jersey for $1.5 million, resulting in a gain on sale of real estate of approximately $0.7 million. We received net proceeds of approximately $0.3 million after the repayment of the outstanding mortgage loan, interest and transaction costs.

Other Income, Net

The decrease in other income, net of approximately $0.7 million during the year ended December 31, 2024 compared to the prior year is primarily attributable to a gain from a settlement agreement entered into on September 6, 2023 partially offset by legal related gains in 2024.

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

The following table presents our NOI as well as a reconciliation of NOI to Net Loss, the most directly comparable financial measure under U.S. GAAP reported in our consolidated financial statements, for the years ended December 31, 2024 and 2023 (dollars in thousands):

	For the Year Ended December 31,
	2024	2023	%
Revenues
Managed property revenue	27,848	-
Base rental income	6,195	8,165
Percentage rental income	2,965	22,107
Total revenues	37,008	30,272	22.3%
Operating expenses
Property taxes	7,256	7,178
Property operating expense	7,119	1,985
Net Operating Income	$22,633	$21,109	7.2%

Reconciliation
Net loss	(8,381)	(38,238)
Gain on sale of real estate	(2,651)	(660)
Other income, net	(434)	(1,179)
Change in fair value of Earn-Out liability	(844)	(4,065)
Interest expense, net	13,830	13,910
Depreciation and amortization	8,403	8,512
General and administrative	10,794	13,160
Preferred Series 2 - issuance expense	—	16,101
Professional fees	1,759	1,724
Organizational, offering and other costs	—	2,862
Impairment	157	8,982
Net Operating Income	$22,633	$21,109

Adjusted EBITDA

Adjusted Earnings Before Interest Expense, Taxes, Depreciation and Amortization (“Adjusted EBITDA”) reflects net income (loss) excluding the impact of the following items: interest expense, depreciation and amortization, and the provision for income taxes, for all periods presented. Adjusted EBITDA also excludes stock based compensation expense, non-cash changes in the fair value of the Earn-Out Liability, gains or losses from disposition of real estate assets, impairment write-downs of depreciable property, merger-related charges, and Other Income, Net.

Our use of Adjusted EBITDA facilitates comparison with results from other companies because it excludes certain items that can vary widely across different industries or among companies within the same industry. For example, interest expense can be dependent on a company’s capital structure, debt levels, and credit ratings. The tax positions of companies can also vary because of their differing abilities to take advantage of tax benefits and because of the tax policies of the jurisdictions in which they operate. Adjusted EBITDA also excludes depreciation and amortization expense because differences in types, use, and costs of assets can result in considerable variability in depreciation and amortization expense among companies. We exclude stock-based compensation expense in all periods presented to address the considerable variability among companies in recording compensation expense because companies use stock-based payment awards differently, both in the type and quantity of awards granted. We use Adjusted EBITDA as a measure of operating performance which allow us to compare earnings and evaluate debt leverage and fixed cost coverage.

The following table presents our calculation of Adjusted EBITDA for the for the years ended December 31, 2024 and 2023 (dollars in thousands):

	For the Year Ended December 31,
	2024	2023

Reconciliation of Net loss to Adjusted EBITDA Attributable to the Company
Net loss	$(8,381)	$(38,238)
Interest expense, net	13,830	13,910
Depreciation and amortization	8,403	8,512
Organizational, offering and other costs	—	2,862
Impairment	157	8,982
Preferred Series 2 - issuance expense	—	16,101
Change in fair value of Earn-Out liability	(844)	(4,065)
Other income, net	(434)	(1,179)
Gain on sale of real estate	(2,651)	(660)
Equity based compensation	5,719	8,552
Adjusted EBITDA Attributable to the Company	$15,799	$14,777

Liquidity and Capital Resources

Sources and Uses of Cash

Aside from standard operating expenses, we expect our principal cash demands in both the short term and long term to be for:

•	principal and interest payments on our outstanding indebtedness;
•	capital expenditures;
•	redemption and dividend payments on the Series A Preferred Stock and Series 1 Preferred Stock;
•	funding of our share repurchase program; and
•	acquisitions of assets.

Our principal source of funds will be rental income and managed property revenue at our parking facilities as well as existing cash on hand and the Line of Credit. We also may sell properties that we own or place mortgages on properties that we own to raise capital.

Debt

We have $29.9 million of debt due within twelve months of the date of the filing of this Annual Report which is comprised of $27.2 million related to the Line of Credit and $2.7 million of notes payable. We do not currently have sufficient cash on hand, liquidity or projected future cash flows to repay these outstanding amounts and interest due upon maturity. These conditions and events raise substantial doubt about the Company’s ability to continue as a going concern.

We are currently analyzing alternatives in order to satisfy these debt maturities. We plan to refinance the Line of Credit and note payable prior to their maturities. However, as refinancing is outside of our control, we plan to sell real estate assets as needed to satisfy the obligations. Management has determined it is probable that it will be able to successfully implement these plans.  As such, we have concluded that these plans alleviate substantial doubt about the Company’s ability to continue as a going concern.

During 2023 and 2024, we have taken steps to both extend and ladder maturities in our debt profile, including:

•	In September 2023, we paid approximately $9.9 million to Vestin Realty Mortgage II, Inc. ("Vestin"), which represented payment in full of five notes held by Vestin.
•	In February 2024, we refinanced $5.5 million of notes payable maturing in March 2024 with a 5-year note for $5.9 million.
•

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

•	In December 2024, we refinanced a $7.2 million note payable with a three-year note for $12 million.
•	In December 2024, we entered into a $75.5 million, 10-year CMBS financing agreement (the "2034 CMBS Loan"). The 2034 CMBS Loan bears a fixed annual interest rate of 7.755% and is secured by a pool of seven properties. Proceeds of the 2034 CMBS Loan were used to repay and discharge the Revolving Credit Facility and refinance a property-level loan.

Certain lenders may require reserves related to capital improvements, insurance, and excess cash. These lender-required reserves make up the majority of our restricted cash amounts as of December 31, 2024.

Capital Expenditures

Existing capital expenditure activities expected to be completed in the near-term for general deferred maintenance are expected to cost approximately $0.2 million.

Asset Acquisitions and Dispositions

Our future acquisitions or development of properties cannot be accurately projected because such acquisitions or development activities depend upon available opportunities that come to our attention and upon our ability to successfully acquire, develop and lease such properties. However, we have identified a pipeline of acquisition opportunities that we believe is bespoke and actionable, while being largely off-market and unavailable to our competitors. As of December 31, 2024, we have identified and are evaluating several parking facilities as potential acquisition targets. However, we are unlikely to acquire additional parking facilities until more favorable financial market conditions are realized. We are also evaluating the potential disposition of certain properties in our portfolio, the proceeds of which we could redeploy into potential acquisition targets.

Distributions and redemptions

In September 2024, we paid all accrued and unpaid dividends for the past dividend periods on the Series A Preferred Stock and Series 1 Preferred Stock. Additionally, we declared monthly dividend payments on the Series A Preferred Stock and Series 1 Preferred Stock for each month beginning September 2024 through December 2024. The payment of future dividends is subject to the Board’s discretion and will be determined by the Board based on the Company’s financial condition and such other considerations as the Board deems relevant. Additionally, in September 2024, we began electing to redeem shares of Series A Preferred Stock and Series 1 Preferred Stock for cash rather than converting to common stock. Proceeds from the Line of Credit are used to pay the stated value of the shares redeemed for cash as well as the accrued and unpaid dividends for past dividend periods.

In March 2018, we suspended the payment of distributions on our common stock. There can be no assurance that cash distributions to our common stockholders will be resumed in the future. The actual amount and timing of distributions, if any, will be determined by our Board in its discretion and typically will depend on various factors that our Board deems relevant. We do not currently, and may not in the future, generate sufficient cash flow from operations to fund distributions. We do not currently anticipate that we will be able to resume the payment of distributions. However, if distributions do resume, all or a portion of the distributions may be paid from other sources, such as cash flows from equity offerings, financing activities, borrowings, or by way of waiver or deferral of fees. We have not established any limit on the extent to which distributions could be funded from these other sources.

Share repurchase program

In September 2024, the Board authorized a share repurchase program of up to $10 million of shares of our outstanding common stock. Repurchases may be made from time to time through open-market purchases or privately negotiated transactions. Proceeds from the Line of Credit are used to fund the share repurchase program.

Warrants

As a result of the Merger, our previously outstanding warrants became warrants to purchase 2,553,192 shares of our common stock at an exercise price of $7.83 per share, exercisable as of the date of the Closing (the “Common Stock Warrants”). As of the Closing Date, FWAC, Legacy MIC, and Color Up entered into a Warrant Assumption and Amendment Agreement (the “Warrant Assumption and Amendment Agreement”) to the Warrant Agreement, whereby the Company assumed the Common Stock Warrants remaining outstanding and unexpired at that time, and such Common Stock Warrants became the common stock warrants of the Company. On August 29, 2023, the Company and Color Up entered into the Amended and Restated Warrant Agreement pursuant to which the Warrant Agreement was amended and restated to reflect the effects of the Merger and permit Color Up to exercise the Common Stock Warrants on a cashless basis at Color Up’s option. Subsequently, Color Up distributed the entirety of the Common Stock Warrants to HSCP Strategic III, LP, an entity controlled by Mr. Osher, and Bombe Asset Management, LLC, an entity owned and controlled by Mr. Chavez and Ms. Hogue.

While exercise of the Common Stock Warrants is a potential source of cash, we do not currently believe this is a likely event and therefore do not use this assumption in our operating plans.

Cash flow activities

The following table summarizes our cash flows for the years ended December 31, 2024 and 2023 (dollars in thousands):

	For the Year Ended December 31,
	2024	2023
Net cash (used in) operating activities	$(784)	$(2,125)
Net cash provided by (used in) investing activities	$4,235	$(346)
Net cash (used in) provided by financing activities	$(4,343)	$8,208

Cash flows from operating activities

In 2024, $0.8 million of cash was used in operating activities compared with $2.1 million used in operating activities in 2023, a decrease of $1.3 million. The cash used in operating activities for the year ended December 31, 2024 was primarily attributable to payment of general and administrative and professional fees, cash paid for interest, and settlement of liabilities and changes in working capital, which offset the benefit of improved NOI for the period. The cash used in operating activities for the year ended December 31, 2023 was primarily attributable to payments of deferred offering costs and other Merger-related amounts paid and cash paid for interest.

Cash flows from investing activities

In 2024, $4.2 million of cash was provided by investing activities compared with $0.3 million used in investing activities in 2023, an increase of $4.5 million. The cash provided by investing activities during the year ended December 31, 2024 was primarily attributable to proceeds from the sale of three of our parking assets in 2024 partially offset by routine and strategic capital expenditures. The cash used in investing activities during the year ended December 31, 2023 was primarily attributable to capital expenditures offset by proceeds from the sale of one parking asset in February 2023.

Cash flows from financing activities

In 2024, $4.3 million of cash was used in financing activities compared with $8.2 million provided by financing activities in 2023, a decrease of $12.5 million. The cash used in financing activities during the year ended December 31, 2024 was primarily attributable to the proceeds from the Line of Credit, refinancing of the Revolving Credit Facility and certain notes payable and related loan fees, as well as distribution and redemption payments on the Series 1 Preferred Stock and Series A Preferred Stock. The cash provided by financing activities during the year ended December 31, 2023 was primarily attributable to the Merger and the Preferred PIPE Investment. The proceeds from the Merger were then used to fund the $15.0 million paydown of the Revolving Credit Facility, payment of transaction costs, and pay-off of certain of mortgage loans.

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

1,900,000 FWAC Class B ordinary shares that converted to Common Stock are subject to “Earn-Out Shares” under terms outlined in the Second Amended and Restated Sponsor Agreement. The Earn-Out Shares vest if certain milestones related to share price are achieved as further described in Footnote 15. Because the shares have voting rights but have contingent vesting conditions, we have included the shares as issued but not outstanding on the face of the Consolidated Balance Sheets. The estimated fair value of the Earn-Out Shares was recorded as approximately $5.8 million as of the Closing Date and is presented as earnout liability on the Consolidated Balance Sheets. We allocated $0.9 million of offering costs to the Earn-Out Shares, which was recorded as part of Organization, offering, and other costs on the Consolidated Statements of Operations. We estimated the fair value of each tranche of shares separately using a Monte Carlo simulation. These estimates require us to make various assumptions about the risk-free rate, expected volatility for each tranche of the Earn-Out Shares, and other items that are unobservable and are considered Level 3 inputs in the fair value hierarchy. Because we are a newly-listed company with limited share activity, we were required to exercise judgment in estimating expected volatility (30.0% to 45.0%) and in selection of comparable companies. The estimated fair value of the Earn-Out shares will continue to impact our financial results each quarter, and changes to our underlying assumption or our performance could result in a material change to our earnings.

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

Valuing our investment in real estate assets in both the second and third step of our impairment testing requires us to utilize a significant amount of judgment in the inputs that we select. We select these inputs based on all available evidence and using techniques that are commonly employed by other real estate companies. To estimate fair value we may use internally developed valuation models or independent third-parties where available. In either case, the fair value of real estate may be based on a number of approaches including the income capitalization approach, sales comparable approach or discounted cash flow approach. We utilize market data such as sales price per stall on comparable recent real estate transactions to estimate the fair value of the real estate assets. We also utilize expected net sales proceeds to estimate the fair value of any properties that are actively being marketed for sale.

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

ITEM 8.                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements, together with the report of our independent registered public accounting firm, appear on pages F-1 though F-33 of this Annual Report.

ITEM 9.                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.             CONTROLS AND PROCEDURES

Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) or Rule 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is processed, recorded, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2024, the end of the period covered by this Annual Report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded, as of that time, our disclosure controls and procedures were effective.

Remediation of Previously Identified Material Weaknesses

As most recently disclosed in our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2024, we identified material weaknesses in our internal control over financial reporting related to (i) the lack of appropriate segregation of duties within the accounting and finance groups, (ii) the ineffective design, implementation, and operation of controls relevant to the financial reporting process, specifically related to the documentation of the review of controls, and (iii) the calculation and review of noncontrolling interest.

To remediate the identified material weaknesses, we completed the following remedial actions:

•	We hired a Chief Financial Officer who has experience in remediating material weaknesses in internal controls and enhancing control environments.
•	We trained accounting resources to ensure they have the requisite levels of expertise.
•	We enhanced our processes and controls related to the calculation of noncontrolling interest and allocation of equity between noncontrolling interest and equity.
•	We reallocated responsibilities across the finance organization to allow for the appropriate segregation of duties to be applied.
•	We re-evaluated the permissions of user roles within our accounting system in order to establish more appropriate segregation of duties.
•

We enhanced our internal control documentation for key controls to ensure the appropriate assignment of preparers and reviewers and the establishment of policies and procedures that would require control performers to document the execution of controls with the appropriate level of precision and supporting evidence.

As relevant controls have been designed, implemented, and operated effectively for a sufficient period of time, management, including our Chief Executive Officer and Chief Financial Officer, has concluded the material weaknesses have been remediated as of December 31, 2024.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for our Company, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

Management has conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2024. In completing our evaluation of internal control over financial reporting, management used the criteria in Internal Control -- Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management, with the participation of the Chief Executive Officer and Chief Financial Officer, concluded that, as of December 31, 2024, the Company’s internal control over financial reporting was effective.

Changes in Internal Control Over Financial Reporting

Aside from the above items, there has not been any change in our internal control over financial reporting during the three months ended December 31, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.             OTHER INFORMATION

Insider Trading Arrangements

During the fiscal quarter ended December 31, 2024, no directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as those terms are defined in Regulation S-K, Item 408.

ITEM 9C.             DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.              DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item will be included in our definitive proxy statement to be filed with the SEC within 120 days after December 31, 2024 in connection with the Company's 2025 Annual Meeting of Stockholders, and is hereby incorporated by reference into this Form 10-K.

We have adopted comprehensive insider trading policies and procedures that apply to all directors, officers and employees. These policies are designed to prevent trading on the basis of material nonpublic information and to ensure compliance with applicable securities laws. The policies include provisions for pre-clearance of trades, blackout periods and the establishment of Rule 10b5-1 trading plans. A copy of our insider trading policy is filed as an exhibit to this Annual Report on Form 10-K.

ITEM 11.              EXECUTIVE COMPENSATION

The information required by this Item will be included in our definitive proxy statement to be filed with the SEC within 120 days after December 31, 2024 in connection with the Company's 2025 Annual Meeting of Stockholders, and is hereby incorporated by reference into this Form 10-K.

ITEM 12.              SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item will be included in our definitive proxy statement to be filed with the SEC within 120 days after December 31, 2024 in connection with the Company's 2025 Annual Meeting of Stockholders, and is hereby incorporated by reference into this Form 10-K.

ITEM 13.              CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item will be included in our definitive proxy statement to be filed with the SEC within 120 days after December 31, 2024 in connection with the Company's 2025 Annual Meeting of Stockholders, and is hereby incorporated by reference into this Form 10-K.

ITEM 14.              PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item will be included in our definitive proxy statement to be filed with the SEC within 120 days after December 31, 2024 in connection with the Company's 2025 Annual Meeting of Stockholders, and is hereby incorporated by reference into this Form 10-K.

PART IV

ITEM 15.              EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Financial Statement Schedules

See the Index to Consolidated Financial Statements on page F-1 of this report.

(b) Exhibits

Exhibit No.	Description of Exhibit	Form	Exhibit of Annex	Filing Date	File Number
2.1†	Agreement and Plan of Merger, dated as of December 13, 2022, by and among FWAC, Merger Sub and Legacy MIC	424B3	A-1	July 11, 2023	333-269231
2.2†	First Amendment to the Agreement and Plan of Merger, dated as of March 23, 2023, by and among FWAC, Merger Sub and Legacy MIC	424B3	A-2	July 11, 2023	333-269231
3.1	Articles of Incorporation of MIC	8-K	3.1	August 31, 2023	001-40415
3.2	Articles of Merger (effecting the change of the name of MIC to “Mobile Infrastructure Corporation”)	8-K	3.2	August 31, 2023	001-40415
3.3	Bylaws of MIC	8-K	3.3	August 31, 2023	001-40415
4.1	Specimen Common Stock Certificate of MIC	S-4/A	4.2	April 11, 2023	333-269231
4.2	Warrant Agreement, dated as of August 25, 2021, by and between Legacy MIC and Color Up, LLC	8-K	10.14	August 31, 2023	000-55760
4.3	Warrant Assumption and Amendment Agreement, dated as of August 25, 2023, by and among Legacy MIC, MIC, and Color Up, LLC	8-K	10.15	August 31, 2023	001-40415
4.4	Amended and Restated Warrant Agreement, dated as of August 29, 2023, by and between MIC and Color Up, LLC	8-K	10.16	August 31, 2023	001-40415
4.6	Description of Securities	10-K	4.6	March 22, 2024	001-40415
10.1†	Credit Agreement, dated as of September 11, 2024 among MIC, the Lenders party thereto and Harvest Small Cap Partners, L.P.	8-K	10.1	September 11, 2024	001-40415
10.2	CMBS Loan Agreement, dated December 6, 2024, by and among the Borrowers party thereto and Argentic Real Estate Finance 2 LLC.	8-K	10.1	December 11, 2024	001-40415
10.3	Loan Agreement, dated as of January 10, 2017, by and between MVP Detroit Center Garage, LLC and Bank of America, N.A.	8-K	10.1	January 12, 2017	333-205893
10.4	Tax Matters Agreement, dated as of August 25, 2021, by and among Legacy MIC, Mobile Infra Operating Partnership, L.P., and each Protected Partner identified as a signatory on Schedule I thereto	8-K	10.1	August 31, 2021	000-55760
10.5	Assignment of Claims, Causes of Action, and Proceeds, dated as of August 25, 2021, by Legacy MIC in favor of Michael V. Shustek, MVP Realty Advisors, LLC, Vestin Realty Mortgage I, Inc., Vestin Realty Mortgage II, Inc., and their designees, successors, representatives, heirs, and assigns	8-K	10.3	August 31, 2021	000-55760
10.6	Software License and Development Agreement, dated as of August 25, 2021, by and between Legacy MIC and DIA Land Co., LLC	8-K	10.7	August 31, 2021	000-55760
10.7	Amended and Restated Registration Rights Agreement, dated as of November 2, 2021, by and among Legacy MIC, Color Up, LLC and HSCP Strategic III, L.P.	8-K	10.3	November 4, 2021	000-55760
10.8#	Employment Agreement, dated as of August 25, 2021, by and between Legacy MIC and Manuel Chavez	8-K	10.10	August 31, 2021	000-55760
10.9#	Employment Agreement, dated as of August 25, 2021, by and between Legacy MIC and Stephanie Hogue	8-K	10.11	August 31, 2021	000-55760

10.10#	First Amendment to Employment Agreement, dated as of August 23, 2022, by and among Legacy MIC, Mobile Infra Operating Partnership, L.P., and Manuel Chavez	8-K	10.1	August 26, 2022	000-55760
10.11#	First Amendment to Employment Agreement, dated as of August 23, 2022, by and among Legacy MIC, Mobile Infra Operating Partnership, L.P., and Stephanie Hogue	8-K	10.2	August 26, 2022	000-55760
10.12#	Second Amendment to Employment Agreement, dated as of December 13, 2022, by and among Legacy MIC, Mobile Infra Operating Partnership, L.P., and Manuel Chavez	8-K	10.4	December 14, 2022	000-55760
10.13#	Second Amendment to Employment Agreement, dated as of December 13, 2022, by and among Legacy MIC, Mobile Infra Operating Partnership, L.P., and Stephanie Hogue	8-K	10.5	December 14, 2022	000-55760
10.14#	Form of Performance Unit Award Agreement	10-Q	10.1	August 15, 2022	000-55760
10.15#	Form of First Amendment to Performance Unit Agreement	S-4/A	10.39	April 11, 2023	333-269231
10.16#	Form of LTIP Unit Agreement (Director Grants)	10-Q	10.2	August 15, 2022	000-55760
10.17#	Form of LTIP Unit Agreement (Liquidity Event)	8-K	10.3	August 26, 2022	000-55760
10.18#	First Amendment to LTIP Unit Agreement, dated as of December 13, 2022, by and among Legacy MIC, Mobile Infra Operating Partnership, L.P., and Manuel Chavez	8-K	10.6	December 14, 2022	000-55760
10.19#	First Amendment to LTIP Unit Agreement, dated as of December 13, 2022, by and among Legacy MIC, Mobile Infra Operating Partnership, L.P., and Stephanie Hogue	8-K	10.7	December 14, 2023	000-55760
10.20#	Form of First Amendment to LTIP Unit Agreement	S-4/A	10.44	April 11, 2023	333-269231
10.21#	Form of Mobile Infrastructure Corporation and Mobile Infra Operating Company, LLC Performance Unit Award Agreement	S-4/A	10.45	April 11, 2023	333-269231
10.22#	Form of Mobile Infrastructure Corporation and Mobile Infra Operating Company, LLC LTIP Unit Award Agreement	S-4/A	10.46	April 11, 2023	333-269231
10.23#	Mobile Infrastructure Corporation and Mobile Infra Operating Company, LLC 2023 Incentive Award Plan	424B3	N	July 11, 2023	333-269231
10.24	Registration Rights Agreement, dated as of August 25, 2023, by and among MIC, FWAC, the FWAC Sponsor Holders identified on Schedule A thereto, the MIC Holders identified on Scheduled B thereto, and the Preferred Holders identified on Schedule C thereto	8-K	10.42	August 31, 2023	001-40415
10.25	Second Amended and Restated Sponsor Agreement, dated as of June 15, 2023, by and among FWAC, Legacy MIC, Sponsor, and certain holders of FWAC Class B Shares	424B3	F	July 11, 2023	333-269231
10.26	Letter Agreement, dated as of August 25, 2023, by and among FWAC, Sponsor, and Legacy MIC	8-K	10.46	August 31, 2023	001-40415
10.27	Form of Preferred Subscription Agreement	424B3	K	July 11, 2023	333-269231
10.28	Support Agreement, dated as of December 13, 2022, by and between FWAC and Color Up, LLC	8-K	10.5	December 14, 2022	001-40415
10.29	Amended and Restated Support Agreement, dated as of March 23, 2023, by and between FWAC and HSCP Strategic III, L.P	8-K	10.1	March 23, 2023	001-40415
10.30	Limited Liability Company Agreement of Mobile Infra Operating Company, LLC	8-K	10.50	August 31, 2023	001-40415
10.31	Form of Indemnification Agreement of MIC	S-4/A	10.60	April 11, 2023	333-269231
19.1*	Insider Trading Policy
21.1*	List of subsidiaries of MIC
23.1*	Consent of Deloitte & Touche LLP, independent registered public accounting firm of MIC

31.1*	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Co-Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3*	Certification of Co-Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32*	Certification of Chief Executive Officer and Co-Principal Financial Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	Policy for the Recovery of Erroneously Awarded Compensation	10-K	97.1	March 22, 2024	001-40415
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Linkbase Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document101.DEF*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed concurrently herewith.
#	Indicates a management or compensatory plan
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

Mobile Infrastructure Corporation

By:	/s/ Manuel Chavez
Manuel Chavez
Chief Executive Officer
Date:	March 11, 2025

By:	/s/ Stephanie Hogue
Stephanie Hogue
President
Date:	March 11, 2025

By:	/s/ Paul Gohr
Paul Gohr
Chief Financial Officer
Date:	March 11, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Manuel Chavez	Chief Executive Officer and Director	March 11, 2025
Manuel Chavez	(Principal Executive Officer)

/s/ Stephanie Hogue	President and Director	March 11, 2025
Stephanie Hogue	(Co-Principal Financial Officer)

/s/ Paul Gohr	Chief Financial Officer	March 11, 2025
Paul Gohr	(Co-Principal Financial Officer and Principal Accounting Officer)

/s/ David Garfinkle	Director	March 11, 2025
David Garfinkle

/s/ Brad Greiwe	Director	March 11, 2025
Brad Greiwe

/s/ Danica Holley	Director	March 11, 2025
Danica Holley

/s/ Damon Jones	Director	March 11, 2025
Damon Jones

/s/ Jeffrey B. Osher	Director	March 11, 2025
Jeffrey B. Osher

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Mobile Infrastructure Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Mobile Infrastructure Corporation and subsidiaries (the "Company") as of December 31, 2024 and 2023, the related consolidated statements of operations, changes in equity, and cash flows, for each of the two years in the period ended December 31, 2024, and the related notes and schedule III listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

March 11, 2025

We have served as the Company's auditor since 2021.

MOBILE INFRASTRUCTURE CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	As of December 31,
	2024	2023
ASSETS
Investments in real estate
Land and improvements	$157,922	$161,291
Buildings and improvements	259,750	260,966
Construction in progress	13	273
Intangible assets	10,063	10,187
	427,748	432,717
Accumulated depreciation and amortization	(38,018)	(29,838)
Total investments in real estate, net	389,730	402,879

Cash	10,655	11,134
Cash – restricted	5,164	5,577
Accounts receivable, net	3,516	2,269
Notes receivable	3,120	—
Other assets	2,877	1,378
Total assets	$415,062	$423,237
LIABILITIES AND EQUITY
Liabilities
Notes payable, net	$185,921	$134,380
Revolving credit facility, net	—	58,523
Line of credit	27,238	—
Accounts payable and accrued expenses	10,634	14,666
Accrued preferred distributions and redemptions	596	10,464
Earn-Out liability	935	1,779
Due to related parties	467	470
Total liabilities	225,791	220,282

Equity
Mobile Infrastructure Corporation Stockholders’ Equity
Preferred stock Series A, $0.0001 par value, 50,000 shares authorized, 1,949 and 2,812 shares issued and outstanding, with a stated liquidation value of $1,949,000 and $2,812,000 as of December 31, 2024 and December 31, 2023, respectively	—	—
Preferred stock Series 1, $0.0001 par value, 97,000 shares authorized, 18,165 and 36,677 shares issued and outstanding, with a stated liquidation value of $18,165,000 and $36,677,000 as of December 31, 2024 and December 31, 2023, respectively	—	—
Preferred stock Series 2, $0.0001 par value, 60,000 shares authorized, 46,000 issued and converted (stated liquidation value of zero as of December 31, 2024 and December 31, 2023)	—	—
Common stock, $0.0001 par value, 500,000,000 shares authorized, 40,376,974 and 27,858,539 shares issued and outstanding as of December 31, 2024 and December 31, 2023, respectively	2	2
Warrants issued and outstanding – 2,553,192 warrants as of December 31, 2024 and December 31, 2023	3,319	3,319
Additional paid-in capital	306,718	262,184
Accumulated deficit	(140,056)	(134,291)
Total Mobile Infrastructure Corporation Stockholders’ Equity	169,983	131,214
Non-controlling interest	19,288	71,741
Total equity	189,271	202,955
Total liabilities and equity	$415,062	$423,237

The accompanying notes are an integral part of these consolidated financial statements.

MOBILE INFRASTRUCTURE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	For the Years Ended December 31,
	2024	2023
Revenues
Managed property revenue	$27,848	$—
Base rental income	6,195	8,165
Percentage rental income	2,965	22,107
Total revenues	37,008	30,272

Operating expenses
Property taxes	7,256	7,178
Property operating expense	7,119	1,985
Depreciation and amortization	8,403	8,512
General and administrative	10,794	13,160
Preferred Series 2 - issuance expense	—	16,101
Professional fees	1,759	1,724
Organizational, offering and other costs	—	2,862
Impairment	157	8,982
Total expenses	35,488	60,504

Other
Interest expense, net	(13,830)	(13,910)
Gain on sale of real estate	2,651	660
Other income, net	434	1,179
Change in fair value of Earn-Out liability	844	4,065
Total other expense	(9,901)	(8,006)

Net loss	(8,381)	(38,238)
Net loss attributable to non-controlling interest	(2,616)	(13,115)
Net loss attributable to Mobile Infrastructure Corporation’s stockholders	$(5,765)	$(25,123)

Preferred stock distributions declared - Series A	(134)	(197)
Preferred stock distributions declared - Series 1	(1,640)	(2,555)
Preferred stock distributions declared - Series 2	—	(4,600)
Net loss attributable to Mobile Infrastructure Corporation’s common stockholders	$(7,539)	$(32,475)

Basic and diluted loss per weighted average common share:
Net loss per share attributable to Mobile Infrastructure Corporation’s common stockholders - basic and diluted	$(0.24)	$(2.45)
Weighted average common shares outstanding, basic and diluted	32,007,271	13,244,388

The accompanying notes are an integral part of these consolidated financial statements.

MOBILE INFRASTRUCTURE CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In thousands)

	Preferred stock		Common stock
						Additional		Non-
	Number of		Number of			Paid-in	Accumulated	controlling
	Shares	Par Value	Shares	Par Value	Warrants	Capital	Deficit	interest	Total
Balance, December 31, 2022	42,673	$—	13,089,848	$—	$3,319	$193,176	$(109,168)	$99,681	$187,008

Equity-based compensation	—	—	—	—	—	19	—	7,465	7,484
Distributions to non-controlling interest holders	—	—	—	—	—	—	—	(463)	(463)
Declared distributions – Series A ($75.00 per share)	—	—	—	—	—	(197)	—	—	(197)
Declared distributions – Series 1 ($70.00 per share)	—	—	—	—	—	(2,555)	—	—	(2,555)
Declared distributions – Series 2 ($0.10) per share)	—	—	—	—	—	(4,600)	—	—	(4,600)
Conversions - Series 1	(3,134)	—	967,346	—	—	778	—	—	778
Conversions - Series A	(50)	—	13,883	—	—	13	—	—	13
Conversions - Series 2	(46,000)	—	13,787,462	2	—	—	—	—	2
Reverse Recapitalization, net of issuance costs	46,000	—	—	—	—	53,723	—	—	53,723
Allocation of equity to non-controlling interest	—	—	—	—	—	21,827	—	(21,827)	—
Net loss	—	—	—	—	—	—	(25,123)	(13,115)	(38,238)
Balance, December 31, 2023	39,489	$—	27,858,539	$2	$3,319	$262,184	$(134,291)	$71,741	$202,955

Equity based payments	—	—	73,609	—	—	1,392	—	5,294	6,686
Distributions to non-controlling interest holders	—	—	—	—	—	—	—	(208)	(208)
Purchase of minority interest in subsidiary	—	—	—	—	—	144	—	(1,644)	(1,500)
Issuance of common stock	—	—	500,000	—	—	1,740	—	—	1,740
Share repurchase program	—	—	(419,188)	—	—	(1,326)	—	—	(1,326)
Redemptions - Series 1	(10,554)	—	—	—	—	(11,057)	—	—	(11,057)
Redemptions - Series A	(280)	—	—	—	—	(280)	—	—	(280)
Declared distributions – Series A ($57.50 per share)	—	—	—	—	—	(134)	—	—	(134)
Declared distributions – Series 1 ($55.00 per share)	—	—	—	—	—	(1,640)	—	—	(1,640)
Conversions - Series 1	(7,958)	—	2,789,900	—	—	2,281	—	—	2,281
Conversions - Series A	(583)	—	192,656	—	—	171	—	—	171
Allocation of equity to non-controlling interest	—	—	9,381,458	—	—	53,243	—	(53,279)	(36)
Net loss	—	—	—	—	—	—	(5,765)	(2,616)	(8,381)
Balance, December 31, 2024	20,114	$—	40,376,974	$2	$3,319	$306,718	$(140,056)	$19,288	$189,271

The accompanying notes are an integral part of these consolidated financial statements.

MOBILE INFRASTRUCTURE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Years Ended December 31
	2024	2023
Cash flows from operating activities:
Net Loss	$(8,381)	$(38,238)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	8,403	8,512
Amortization of loan costs	1,329	1,236
Loss on extinguishment of debt	87	105
Gain on settlement of liability	(823)	(1,155)
Loss on interest rate cap	55	151
Gain on sale of real estate	(2,651)	(660)
Equity based payment	5,719	7,484
Impairment	157	8,982
Issuance of Preferred Series 2 Stock	—	16,101
Change in fair value of Earn-Out liability	(844)	(4,065)
Changes in operating assets and liabilities
Due to/from related parties	(3)	156
Accounts payable and accrued expenses	(1,915)	2,809
Indemnification liability	(350)	—
Deferred offering costs	—	(3,022)
Other assets	(320)	(101)
Accounts receivable	(1,247)	(420)
Net cash (used in) operating activities	(784)	(2,125)
Cash flows from investing activities:
Capital expenditures	(511)	(1,821)
Proceeds on sale of investment in real estate	4,746	1,475
Net cash provided by (used in) investing activities	4,235	(346)
Cash flows from financing activities
Proceeds from Line of Credit	27,238	—
Payments on notes payable	(40,046)	(14,085)
Payments on Revolving Credit Facility	(58,700)	(15,000)
Proceeds from notes payable	93,400	—
Proceeds from reverse recap, net of payment of equity issuance costs	—	38,866
Payment of transaction costs for reverse recapitalization	—	(905)
Payment on interest rate cap	—	(205)
Distributions to non-controlling interest holders	(208)	(463)
Purchase of minority interest in subsidiary	(1,500)	—
Loan fees	(2,542)	—
Share repurchase plan	(1,326)	—
Shares repurchased for vesting of employee awards	(133)	—
Preferred redemption payments	(10,834)	—
Preferred dividend payments	(9,692)	—
Net cash (used in) provided by financing activities	(4,343)	8,208
Net change in cash, cash equivalents and restricted cash	(892)	5,737
Cash and cash equivalents and restricted cash, beginning of period	16,711	10,974
Cash and cash equivalents and restricted cash, end of period	$15,819	$16,711

Reconciliation of Cash and Cash Equivalents and Restricted Cash:
Cash and cash equivalents at beginning of period	11,134	5,758
Restricted cash at beginning of period	5,577	5,216
Cash and cash equivalents and restricted cash at beginning of period	$16,711	$10,974

Cash and cash equivalents at end of period	10,655	11,134
Restricted cash at end of period	5,164	5,577
Cash and cash equivalents and restricted cash at end of period	$15,819	$16,711

Supplemental disclosures of cash flow information:
Interest Paid	$11,095	$12,740
Non-cash investing and financing activities:
Distributions declared not yet paid	$95	$2,752
Preferred distributions paid in common stock	$2,452	$791
Right of use asset and lease liability	$332	$—
Note receivable related to disposition of property	$3,120	$—
Requested preferred redemptions not yet paid	$503	$—
Common stock issued as loan fees	$1,740	$—
Shares issued or to be issued in exchange for compensation	$1,103	$—
Series 2 Preferred Stock dividend paid-in-kind	$—	$4,600
Accrued capital expenditures	$595	$647

The accompanying notes are an integral part of these consolidated financial statements.

MOBILE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024

Note 1 — Organization and Business Operations

Mobile Infrastructure Corporation (formerly known as Fifth Wall Acquisition Corp. III or “FWAC”) is a Maryland corporation. We focus on acquiring, owning and leasing parking facilities and related infrastructure, including parking lots, parking garages and other parking structures throughout the United States. We target both parking garage and surface lot properties primarily in the top 50 U.S. Metropolitan Statistical Areas, with proximity to key demand drivers, such as commerce, events and venues, government and institutions, hospitality and multifamily central business districts. As of December 31, 2024, we own 40 parking facilities in 20 separate markets throughout the United States, with a total of approximately 15,100 parking spaces and approximately 5.2 million square feet. We also own approximately 0.2 million square feet of commercial space adjacent to our parking facilities.

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

In connection with the Merger, Mobile Infra Operating Partnership, L.P., a Maryland limited partnership (the “Operating Partnership”), converted from a Maryland limited partnership to a Delaware limited liability company, Mobile Infra Operating Company, LLC (following the conversion, the “Operating Company”). In connection with the conversion, each outstanding unit of partnership interest of the Operating Partnership was converted automatically, on a one-for-one basis, into an equal number of identical membership units of the Operating Company. The Company is a member of the Operating Company and owns substantially all of its assets and conducts substantially all of its operations through the Operating Company. The Operating Company is managed by a board of directors, one appointed by the Company and one appointed by the other members of the Operating Company. Currently, the two directors of the Operating Company are Manuel Chavez, III, our Chief Executive Officer and a director, and Stephanie Hogue, our President and a director. The Company owns approximately 90.0% of the Common Units of the Operating Company. The remaining Common Units are held by certain of our executive officers and directors (directly or indirectly) and outside investors.

The Company is publicly traded on the NYSE American under the ticker “BEEP.” As a result of the Merger:

•	Each then issued and outstanding Class A Share and Class B Share of FWAC was converted, on a one-for-one basis, into one share of the Company's common stock;
•	Each then issued and outstanding share of Legacy MIC common stock was converted into 1.5 shares of the Company's common stock;
•	Each share of Legacy MIC Series 1 Convertible Redeemable Preferred Stock (“Legacy MIC Series 1 Preferred Stock”) and Legacy MIC Series A Convertible Redeemable Preferred Stock (“Legacy MIC Series A Preferred Stock”) issued and outstanding was converted into one share of Series 1 Convertible Redeemable Preferred Stock (the “Series 1 Preferred Stock”) and Series A Convertible Redeemable Preferred Stock (“Series A Preferred Stock”) of the Company, as applicable; and
•	The outstanding common stock warrant of Legacy MIC to purchase 1,702,128 shares of Legacy MIC common stock at an exercise price of $11.75 per share became a warrant to purchase 2,553,192 shares of common stock of the Company at an exercise price of $7.83 per share.

Additionally, on June 15, 2023, HS3, Harvest Small Cap Partners, L.P. and Harvest Small Cap Partners Master, Ltd., entities controlled by Mr. Osher, co-chair of the Company's board of directors, and Bombe-MIC Pref, LLC, an entity controlled by Mr. Chavez and of which Ms. Hogue is a member, (collectively, the “Preferred PIPE Investors”), each entered into a Preferred Subscription Agreement with FWAC pursuant to which, among other things, the Preferred PIPE Investors agreed to subscribe for and purchase, and FWAC agreed to issue and sell to the Preferred PIPE Investors, a total of 46,000 shares of Series 2 Convertible Preferred Stock of the Company, par value $0.0001 per share (the “Series 2 Preferred Stock”), at $1,000 per share for an aggregate purchase price of $46 million (the “Preferred PIPE Financing”). Pursuant to the terms and conditions of the Preferred Subscription Agreement, on  December 31, 2023, the Series 2 Preferred Stock converted into 13,787,462 shares of our common stock, inclusive of 1,253,404 shares of our common stock issued as dividends to the Preferred PIPE Investors.

Accounting Treatment of the Merger and Retroactive Equity Application

Legacy MIC determined that it was the accounting acquirer in the Merger based on an analysis of the criteria outlined in Accounting Standards Codification (“ASC”) 805, Business Combinations. The Merger was accounted for as a reverse recapitalization, in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). The identification of Legacy MIC as the accounting acquirer was based primarily on evaluation of the following facts and circumstances:

•	The business affairs of the Company are controlled by the Board consisting of eight individuals, seven of whom were board members of Legacy MIC and one designated by FWAC (the Board has subsequently reduced to seven individuals);
•	The management of the Company is led by Legacy MIC’s Chief Executive Officer, Manuel Chavez, III, and President and then-Chief Financial Officer, Stephanie Hogue; and
•	Legacy MIC was significantly larger than FWAC in terms of revenue, total assets (excluding cash) and employees.

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

Note 2 — Summary of Significant Accounting Policies

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

The going concern basis assumes that we will be able to meet our obligations and continue our operations one year from the date of the issuance of the Annual Report, which is dependent upon our ability to effectively implement plans related to the Line of Credit and a note payable that mature within one year after the date of the issuance of the Annual Report.

We have incurred net losses since our inception and anticipate net losses for the near future. We have $29.9 million of debt due within twelve months of the date of issuance of this Annual Report which is comprised of $27.2 million related to the Line of Credit (as defined herein) and a $2.7 million note payable. We do not currently have sufficient cash on hand, liquidity or projected future cash flows to repay these outstanding amounts and interest due upon maturity. These conditions and events raise substantial doubt about the Company’s ability to continue as a going concern.

We are currently analyzing alternatives in order to satisfy these debt maturities. We plan to refinance the Line of Credit and note payable prior to their maturities. However, as refinancing is outside of our control, we plan to sell real estate assets as needed to satisfy the obligations. Management has determined it is probable that it will be able to successfully implement these plans.  As such, we have concluded that these plans alleviate substantial doubt about the Company’s ability to continue as a going concern.

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

Concentration

Our operators  may act as agents collecting revenues on our behalf or  may act as lessee if under a lease agreement. The revenue from locations where Metropolis Technologies, Inc. (“Metropolis”) acts as either a lease tenant or an operator agent represented 55.7% and 61.3% of our revenue, excluding commercial revenue, for the years ended December 31, 2024 and 2023, respectively. Revenue from locations where LAZ Parking ("LAZ") acts as either a lease tenant or an operator agent represented 15.3% and 3.2% of our revenue, excluding commercial revenue, for the years ended  December 31, 2024 and 2023, respectively.

In addition, we had concentrations in Cincinnati (18.8% and 19.4%), Detroit (10.4% and 10.3%), and Chicago (9.2% and 9.1%) based on gross book value of real estate as of December 31, 2024 and 2023, respectively.

We had concentrations of our outstanding accounts receivable balance with Metropolis of 31.9% and 60.1% as of December 31, 2024 and 2023, respectively. During the year ended December 31, 2024, the majority of these receivable balances represent cash paid by parkers that was collected on our behalf by these operators.

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

Impairment of Long-Lived Assets

On a quarterly basis, we employ a multi-step approach to assess our real estate assets for possible impairment and record any impairment charges identified. The first step is the identification of potential triggering events, such as declines in net operating income (“NOI”) and performance compared to internal forecasts. If the results of this first step indicate a triggering event for a property, we proceed to the second step, utilizing an undiscounted cash flow model to identify potential impairment. If the undiscounted cash flows are less than the net book value of the property as of the balance sheet date, we record an impairment charge based on the fair value determined in the third step. In performing the third step, we utilize market data such as sales price per stall on comparable recent real estate transactions to estimate the fair value of the real estate assets. We also utilize expected net sales proceeds to estimate the fair value of any properties that are actively being marketed for sale. See Note 15 for additional discussion regarding impairment of long-lived assets.

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

Taxes assessed by a governmental authority that are collected from a customer are excluded from revenue. See Note 4 for additional discussion regarding managed property revenues.

Leases

A portion of our revenue is rental income derived from leases of our real estate assets. We account for our leases in accordance with ASC Topic 842, Leases (“ASC 842”). The majority of our leases are structured such that tenants pay base rent and percentage rent in an amount equal to a designated percentage of the amount by which gross revenues at the property during any lease year exceed a negotiated base amount; tenants are also financially responsible for all, or substantially all, property-level operating and maintenance expenses, subject to certain exceptions. We negotiate base rent, percentage rent and the base amount used in the calculation of percentage rent with the applicable tenant based on economic factors applicable to the particular parking facility and geographic market. In general, we expect that the rent received from tenants will constitute the majority of the gross receipts generated at such parking facility above the applicable negotiated threshold.

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

Lease receivables are reviewed each reporting period to determine whether or not it is probable that we will realize substantially all lease payments from our tenants. If we determine it is not probable that we will collect substantially all of the remaining lease payments from a tenant, revenue for that tenant is recorded on a cash basis. Future rental income for that tenant will then be recognized on a cash basis, including any amounts relating to tenant reimbursement of expenses and receivables related to straight-line rent. We will resume recording lease income on an accrual basis for cash-basis tenants once we believe the collection of rent for the remaining lease term is probable, which will generally be after a period of regular payments. Under ASC 842, the aforementioned adjustments as well as any reserve for disputed charges are recorded as a reduction of Base Rental Income on the Consolidated Statements of Operations. Additionally, we may record a general reserve based on a review of operating lease receivables at a company level to ensure they are properly valued based on analysis of historical bad debt, outstanding balances, and the current economic climate. Receivables on our Consolidated Balance Sheets exclude amounts removed related to tenants considered to be non-creditworthy, which were approximately $0.1 million as of December 31, 2024 and not material as of December 31, 2023.

Allowance for Credit Losses

Accounts receivable is primarily comprised of amounts owed to us for services provided under our managed property contracts. In addition, as of December 31, 2024, we have a note receivable related to a property sale that was collected in full subsequent to year-end. Amounts are recorded at the invoiced amount net of an allowance for doubtful accounts, if necessary. We apply judgment in assessing the ultimate realization of our receivables and we estimate an allowance for doubtful accounts based on various factors, such as the aging of our receivables, historical experience, and the financial condition of our obligors. Allowance for doubtful accounts was approximately $0.1 million as of December 31, 2024 and immaterial as of  December 31, 2023.

Investments in Real Estate

Investments in real estate are recorded at cost. Improvements and replacements are capitalized when they extend the useful life of the asset. Costs of repairs and maintenance are expensed as incurred. Depreciation is recognized on a straight-line method over the estimated useful lives of each asset type. We periodically assess the reasonableness of useful lives which generally have the following lives, by asset class: up to 39 years for buildings, 15 years for land improvements, five years for fixtures and the shorter of the useful life or the remaining lease term for tenant improvements and leasehold interests, generally one to 20 years.

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

We use a two-step approach to recognize and measure uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolutions of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more likely than not of being realized upon ultimate settlement. We believe that our income tax filing positions and deductions would be sustained upon examination; thus, we have not recorded any uncertain tax positions as of December 31, 2024 and 2023.

Recently Issued Accounting Standards

The following table provides a brief description of recent accounting pronouncements that could have a material effect on our consolidated financial statements:

Standard	Description	Planned Date of Adoption	Effect on Financial Statements or Other Significant Matters
ASU 2023-07—Segment Reporting (TOPIC 280): Improvements to Reportable Segment Disclosures	The amendments improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. In addition, the amendments enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, provide new segment disclosure requirements for entities with a single reportable segment, and contain other disclosure requirements.	December 31, 2024	We adopted this standard on December 31, 2024. Refer to Footnote 18 - Segment Information.
ASU 2023-09—Income Taxes (TOPIC 740): Improvements to Income Tax Disclosures	The amendments require additional categories within the tax rate reconciliation and provide additional information on reconciling items that are 5% or more.	December 31, 2025	We are currently evaluating the impact the adoption of this standard will have on our disclosures.
ASU 2024-01—Stock Compensation (TOPIC 718): Scope Application of Profits Interest and Similar Awards	The amendment clarifies how an entity determines whether a profits interest or similar award is (1) within the scope of ASC 718 or (2) not a share-based payment arrangement and therefore within the scope of other guidance.	January 1, 2025	We evaluated the impact of adoption of this standard and noted no changes were needed on our consolidated financial statements.
ASU 2024-03—Income Statement: Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40)	This amendment requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements for public business entities	December 31, 2027	We are currently evaluating the impact the adoption of this standard will have on our disclosures.

Note 3 – Reverse Recapitalization

As described in Note 1, the Merger closed on August 25, 2023. In connection with the Merger:

•	holders of an aggregate of 27,080,715 FWAC Class A Shares, representing 95.3% of FWAC’s Class A Shares, exercised their right to redeem their shares for cash for an aggregate redemption amount of $279,018,123;
•	Fifth Wall Acquisition Sponsor III LLC, a Cayman Islands limited liability company (the “Sponsor”), forfeited 4,855,000 FWAC Class B Shares held by the Sponsor immediately prior to the Closing for no consideration;
•	46,000 shares of Series 2 Preferred Stock were issued in connection with the Preferred PIPE Financing at a purchase price of $1,000 per share for an aggregate purchase price of $46,000,000;
•	each then issued and outstanding Class A Share and Class B Share of FWAC was converted, on a one-for-one basis, into one share of the Company’s common stock;
•	each then issued and outstanding share of Legacy MIC common stock was converted into 1.5 shares of the Company’s common stock;
•	each share of Legacy MIC Series 1 Preferred Stock and Legacy MIC Series A Preferred Stock issued and outstanding was converted into one share of Series 1 Preferred Stock and Series A Preferred Stock, as applicable;
•	the outstanding common stock warrant of Legacy MIC to purchase shares of Legacy MIC common stock at an exercise price of $11.75 per share became a warrant to purchase 2,553,192 shares of common stock of the Company at an exercise price of $7.83 per share; and
•	in connection with the conversion of the Operating Partnership into the Operating Company, each outstanding unit of partnership interest of the Operating Partnership converted automatically, on a one-for-one basis, into an equal number of identical membership units of the Operating Company.

Following the completion of the Merger, the Company had the following outstanding securities:

•	13,089,848 shares of the Company’s common stock;
•	39,811 shares of Series 1 Preferred Stock;
•	2,862 shares of Series A Preferred Stock;
•	46,000 shares of Series 2 Preferred Stock; and
•	a warrant to purchase 2,553,192 shares of the Company’s common stock at an exercise price of $7.83 per share.

Following the completion of the Merger and after giving effect to the cashless conversion of 638,298 Class A Units into 156,138 Common Units by HS3 on August 29, 2023, the Operating Company had the following outstanding securities

•	27,041,813 Common Units outstanding, 13,089,848 of which are owned by the Company, representing approximately 48.4% of the outstanding Common Units;
•	2,250,000 Performance Units; and
•	660,329 LTIP Units.

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

1,900,000 FWAC Class B Shares that converted to the Company’s common stock are subject to an earn-out structure (the “Earn-Out Shares”) under terms outlined in the Second Amended and Restated Sponsor Agreement. The Earn-Out Shares vest if certain milestones related to share price are achieved as further described in Footnote 15. Because the shares have voting rights but have contingent vesting conditions, we consider the shares to be issued but not outstanding. The estimated fair value of the Earn-Out Shares was recorded as approximately $5.8 million as of the Closing Date and is presented as earnout liability on the Consolidated Balance Sheets. We estimate the fair value of this liability at each reporting date during the contingency period and record any changes to our Consolidated Statement of Operations. See Footnote 15 for additional fair value discussion. We allocated $0.9 million of offering costs to the Earn-Out Shares, which was recorded as part of Organization, Offering, and Other Costs on the Consolidated Statements of Operations.

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

Note 4 — Managed Property Revenues

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

Contract Parkers

Contract parkers include customers who pay, generally in advance, to have the right to access the facility for a set period. The access will generally be for a calendar month and  may be restricted to certain days or times based on the terms of the contract. The transaction price is determined using the parking fee agreed upon and paid prior to use, with no variability or concession based on usage level, and the full transaction price is allocated to the single performance obligation. Revenue is recognized over the period to which the fee relates.

Disaggregation of revenue

We disaggregate revenue from contracts with customers by Transient Parkers and Contract Parkers. We have concluded that such disaggregation of revenue best depicts the overall nature and timing of our revenue and cash flows affected by the economic factors of the respective contractual arrangement.

Disaggregated revenue for the year ended  December 31, 2024 is as follows (dollars in thousands):

For the year ended December 31, 2024
Transient Parkers	$18,008
Contract Parkers	9,622
Ancillary Revenue (1)	218
Total Managed Property Revenue	$27,848

(1)	Ancillary revenue includes contracted revenue for other uses outside of parking, such as billboard revenue, and is recognized over time.

Contract balances

The timing of revenue recognition, billings and cash collections results in accounts receivable and contract liabilities. Accounts receivable represent amounts where we have an unconditional right to the consideration and therefore only the passage of time is required for us to receive consideration due from the customer. Receivables  may be from parking customers who have a contractual obligation to pay for their usage or from the operators of the facilities who have collected parking fees on our behalf. As of  December 31, 2024, we had $3.0 million of outstanding accounts receivable related to our managed property revenue.

It is our standard procedure to bill Contract Parkers in the month prior to when they will be using the facility in accordance with agreed-upon contractual terms. Billing typically occurs prior to revenue recognition, resulting in contract liabilities. The majority of any contract liability will be recognized at end of the following month. Changes in deferred revenue primarily include prepayments for future parking months and recognition of previously deferred revenue. No material amounts in deferred revenue represent prepayments for a period longer than a single month. As of  December 31, 2024, we had approximately $0.2 million of deferred managed property revenue included in Accounts Payable and Accrued Expenses on the Consolidated Balance Sheets. There was no deferred managed property revenue as of  December 31, 2023.

Note 5 — Acquisitions and Dispositions of Investments in Real Estate

2024

In  February 2024, we disposed of our Cincinnati Race Street location for $3.15 million, resulting in a loss on sale of real estate of approximately $0.1 million. As part of the agreement, we entered into a financing arrangement with the buyer with the property as collateral. Under the terms of the financing arrangement, the buyer will pay interest of 8.0% on a $3.12 million dollar note for a term of 24 months, at which time the principal amount of the loan will be due. The note is recorded as Note Receivable on the Consolidated Balance Sheets and the interest income is recorded as Other Income on the Consolidated Statements of Operations. The Note Receivable was paid off in full in February 2025.

In  July 2024, we sold one parking lot in Clarksburg, West Virginia for approximately $0.5 million, resulting in an immaterial loss on sale of real estate. We received proceeds of approximately $0.4 million, after transaction costs, which were used to pay down a portion of the outstanding balance on the Revolving Credit Facility, as defined below.

In  November 2024, we sold a parking lot located in Indianapolis, Indiana for approximately $4.6 million, resulting in a gain on sale of real estate of approximately $2.7 million. We received proceeds of approximately $4.5 million, after transaction costs, which were used to pay down a portion of the outstanding balance on the Revolving Credit Facility.

2023

In  February 2023, we sold a parking lot located in Wildwood, New Jersey for $1.5 million, resulting in a gain on sale of real estate of approximately $0.7 million. We received net proceeds of approximately $0.3 million after the repayment of the outstanding mortgage loan, interest and transaction costs.

Note 6 — Intangible Assets

Intangible assets and related accumulated amortization consisted of the following for the years ended December 31, 2024 and 2023 (dollars in thousands):

	2024		2023
	Gross carrying	Accumulated	Gross carrying	Accumulated
	amount	amortization	amount	amortization
In-place lease value	$2,418	$2,119	$2,443	$1,845
Lease commissions	—	—	182	136
Indefinite lived contract	3,160	—	3,160	—
Acquired technology	4,485	1,498	4,402	1,009
Total intangible assets	$10,063	$3,617	$10,187	$2,990

Amortization of the in-place lease value, lease commissions and acquired technology are included in Depreciation and Amortization in our Consolidated Statements of Operations. Amortization expense associated with intangible assets totaled $0.8 million for the years ended December 31, 2024 and 2023.

Estimated future amortization of intangible assets as of  December 31, 2024 for each of the next five years is as follows (dollars in thousands):

	Acquired in-place leases	Acquired Technology
2025	$179	$497
2026	106	497
2027	14	468
2028	—	450
2029	—	408
Thereafter	—	667

Note 7 — Debt

As of December 31, 2024 and 2023, the principal balances on notes payable are as follows (dollars in thousands):

	Interest	Loan	Balance as	Balance as
Loan	Rate	Maturity	of 12/31/24	of 12/31/2023
322 Streeter Holdco, LLC	3.50%	12/6/2024	$—	$24,672
MVP Houston Saks Garage, LLC	4.25%	8/6/2025	2,735	2,851
Minneapolis City Parking, LLC	4.50%	5/1/2026	4,059	4,223
MVP Bridgeport Fairfield Garage, LLC	4.00%	8/1/2026	3,387	3,531
West 9th Properties II, LLC	4.50%	11/1/2026	4,181	4,343
MVP Fort Worth Taylor, LLC	4.50%	12/1/2026	10,408	10,807
MVP Detroit Center Garage, LLC	5.52%	2/1/2027	25,913	26,759
2027 KeyBank Loan Pool (1)	4.90%	5/1/2027	11,094	11,415
2027 Canton Commercial Real Estate Loan Pool (2)	5.03%	5/6/2027	16,250	16,249
St Louis Cardinal Lot DST, LLC	5.25%	5/31/2027	6,000	6,000
MVP Preferred Parking, LLC	5.02%	8/1/2027	10,789	11,028
Mabley Place Garage, LLC	(5)	12/4/2027	12,000	7,428
2029 KeyBank Loan Pool (3)	7.94%	3/1/2029	5,843	5,500
2034 CMBS Loan (4)	7.76%	12/6/2034	75,500	—
Less unamortized loan issuance costs			(2,238)	(426)
			$185,921	$134,380

(1)	2027 KeyBank Loan Pool is secured by the following properties: St. Paul Holiday Garage, LLC, MVP St. Louis Washington, Cleveland Lincoln Garage, LLC, MVP Denver Sherman, LLC, MVP Milwaukee Arena Lot, LLC and MVP Denver 1935 Sherman, LLC.
(2)	2027 Canton Commercial Real Estate Loan Pool is secured by the following properties: MVP Louisville Broadway Station, LLC, MVP Whitefront Garage, LLC, MVP Houston Preston Lot, LLC, MVP Houston San Jacinto Lot, LLC, St. Louis Broadway, LLC, St. Louis Seventh & Cerre, LLC, MVP Indianapolis Meridian Lot, LLC and St. Louis Cardinal Lot DST, LLC.
(3)	2029 KeyBank Loan Pool is secured by MVP Memphis Poplar 2013, LLC and MVP St. Louis 2013, LLC.
(4)	2034 CMBS Loan is secured by the following properties: 1W7 Carpark, LLC, 222 W 7th Holdco, LLC, 222 Sheridan Bricktown Garage, LLC, 322 Streeter Holdco, LLC, Denver 1725 Champa Street Garage, LLC, MVP Hawaii Marks Garage, LLC and MVP Indianapolis City Park Garage, LLC.
(5)	As discussed below, the interest rate on the Mabley Place Garage, LLC loan is SOFR plus a spread of 3.25% until the interest rate swap agreement begins in March 2025 which will fix SOFR to a rate of 7.29%.

In  February 2024, we refinanced the note payable for MVP St. Louis 2013 and MVP Memphis Poplar with a five year, $5.9 million note payable with an interest rate of 7.94%. In December 2024, we refinanced the note payable for Mabley Place Garage, LLC with a three-year, $12.0 million note payable with an interest rate of SOFR plus a spread of 3.25%.

In December 2024, we entered into a 10-year, $75.5 million CMBS financing with Argentic Real Estate Finance 2 LLC (the "2034 CMBS Loan"). The 2034 CMBS Loan bears a fixed annual interest rate of 7.755% and is secured by a pool of seven properties. Proceeds of the 2034 CMBS Loan were used to repay and discharge the Revolving Credit Facility, as defined below, and refinance the note payable for 322 Streeter Holdco LLC. The Loan agreement contains customary covenants and reserve requirements. The Operating Company serves as a non-recourse guarantor and is required to maintain a net worth in excess of $40.0 million. The fees associated with entering into the 2034 CMBS Loan of approximately $1.5 million are being amortized over the term of the loan to Interest Expense on the Consolidated Statement of Operations.

For many of our loan agreements, reserve funds are required for repairs and replacements, real estate taxes, and insurance premiums. Some notes contain various terms and conditions including debt service coverage ratios and debt yield limits. As of  December 31, 2024, borrowers for one of the Company’s loans totaling $25.9 million, failed to meet certain loan covenants. As a result, we are subject to additional cash management procedures, which resulted in approximately $0.9 million of restricted cash as of December 31, 2024. In order to exit cash management, certain debt service coverage ratios or debt yield tests must be exceeded for two consecutive quarters to return to less restrictive cash management procedures.

As of December 31, 2024, future principal payments on notes payable are as follows (dollars in thousands):

2025	$5,828
2026	23,496
2027	79,039
2028	586
Thereafter	79,210
Total	$188,159

Revolving Credit Facility

In  March 2022, we entered into a Credit Agreement (the “Credit Agreement”) with KeyBank Capital Markets, as lead arranger, and KeyBank, National Association, as administrative agent. The Credit Agreement provided for, among other things, a $75.0 million revolving credit facility, originally maturing on  April 1, 2023 (the “Revolving Credit Facility”). On the Closing Date, we amended to our Revolving Credit Facility to reduce our total commitment from $75 million to $58.7 million and remitted $15 million of the proceeds from the Merger to pay down our principal. In  March 2024, we executed an amendment to provide extension options through  June 2025 with increased interest rate spreads above SOFR at each extension. In  April 2024, we executed the first extension option, which extended the maturity through  October 2024. In  October 2024, we executed the second extension option which extended the maturity through  April 1, 2025 with an interest rate spread above SOFR of 3.5%. In  September 2024, we fixed our all-in rate on our Revolving Credit Facility at 8.2%.

Upon closing of the Line of Credit, as defined below, we remitted $5.0 million of the proceeds to pay down outstanding borrowings under the Credit Agreement. Upon closing of the 2034 CMBS Loan, the outstanding borrowings under the Credit Agreement of approximately $48.8 million were paid in full.

Line of Credit

In  September 2024, we entered into a $40.4 million revolving credit facility agreement with Harvest Small Cap Partners, L.P. and Harvest Small Cap Partners Master, Ltd. (collectively, the “Lenders”) maturing in  September 2025 (the “Line of Credit”). Borrowings under the Line of Credit will accrue interest at a rate of 15.0% per annum, with interest payable in arrears at maturity or upon repayment of any principal amount borrowed under the Line of Credit. The proceeds from the Line of Credit (after payment of related legal fees) are only to be used for redemption payments on the Series A Preferred Stock and Series 1 Preferred Stock, payment of dividends on the Series A Preferred Stock and Series 1 Preferred Stock accrued prior to the closing date of the Line of Credit, funding of the share repurchase program, discussed below, and a $5.0 million paydown on the Revolving Credit Facility, as noted above. The Line of Credit includes provisions for defaults on certain indebtedness exceeding $25 million. Mr. Osher, co-chair of the Company’s board of directors, is the managing member of No Street Capital LLC, which serves as the investment manager of the Lenders.

Upon drawing the first $15.0 million under the Line of Credit on the closing date, we issued 500,000 shares of common stock to the Lenders subject to a 180-day lock period commencing on the date of issuance. The issuance date fair value of the shares of approximately $1.8 million is considered a debt issuance cost and recorded in Other Assets on our Consolidated Balance Sheet and amortized over the one-year term to Interest Expense on the Consolidated Statement of Operations. Unamortized loan fees as of  December 31, 2024 were approximately $1.2 million.

As of  December 31 2024, approximately $27.2 million was outstanding under the Line of Credit. As of February 28, 2025, the outstanding balance increased to approximately $27.9 million.

Interest Rate Swap

In  December 2024, we entered an interest rate swap agreement to coincide with the refinance of Mabley Place Garage, LLC, which will mature in December 2027, the value of which was immaterial as of December 31, 2024. The arrangement was for a notional amount of $12.0 million and fixed SOFR to a rate of 7.29% beginning in March 2025. Our use of derivative instruments is limited to this interest rate cap to manage interest rate exposure. The principal objective of this arrangement is to minimize the risks and costs associated with our financial structure, which are in part determined by interest rates. We have elected not to use hedge accounting due to the short-term duration of the arrangement and, as such, will reflect changes in fair value of the arrangement within our Consolidated Statements of Operations.

Note 8 – Equity

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

By virtue of the consummation of the Merger, the Sponsor owns 1,900,000 Earn-Out Shares subject to vesting restrictions and forfeiture under the terms of the Sponsor Agreement, as follows: (a) 950,000 Earn-Out Shares will vest at such time as the aggregate volume-weighted average price per share of our common stock for any 5-consecutive trading day period after the Closing Date equals or exceeds $13.00 per share (provided that such shares will be cancelled if not vested prior to  December 31, 2026) and (b) 950,000 Earn-Out Shares will vest at such time as the aggregate volume-weighted average price per share of our common stock for any 5-consecutive trading day period after the Closing Date equals or exceeds $16.00 per share (provided that such shares will be cancelled if they have not vested prior to  December 31, 2028). The Earn-Out Shares are classified as a liability on the Consolidated Balance Sheet, as certain settlement provisions within the agreement can affect the settlement value of the shares.

Series A Convertible Redeemable Preferred Stock

The terms of the Series A Preferred Stock provide that the holders of the Series A Preferred Stock are entitled to receive, when and as authorized by the Board and declared by us out of legally available funds, cumulative cash dividends on each share at an annual rate of 5.75% of the stated value pari passu with the dividend preference of the Series 1 Preferred Stock and in preference to any payment of any dividend on our common.

Series 1 Convertible Redeemable Preferred Stock

The terms of the Series 1 Preferred Stock provide that the holders of the Series 1 Preferred Stock are entitled to receive, when and as authorized by the Board and declared by us out of legally available funds, cumulative cash dividends on each share at an annual rate of 5.5% of the stated value pari passu with the dividend preference of the Series A Preferred Stock and in preference to any payment of any dividend on our common..

Series 1 Preferred Stock and Series A Preferred Stock Distributions

In  March 2020, we began accruing distributions on the Series 1 Preferred Stock and Series A Preferred Stock after the Legacy MIC Board unanimously authorized the suspension of the payment of distributions. On  September 11, 2024, the Board declared payment of accrued and unpaid dividends for all past dividend periods on the Series 1 Preferred Stock at a rate of $299.84 per share and on the Series A Preferred Stock at a rate of $319.81 per share to holders of record as of close of business on  September 10, 2024. Additionally, we declared monthly dividend payments on the Series A Preferred Stock and Series 1 Preferred Stock at a rate of $4.583 and $4.791 per share, respectively, for each subsequent month in 2024. The payment of future dividends is subject to the Board’s discretion and will be determined by the Board based on the Company’s financial condition, applicable law and such other considerations as the Board deems relevant.

Series 1 Preferred Stock and Series A Preferred Stock Redemptions and Conversions

Upon receipt of written notice to convert shares of Series 1 Preferred Stock and Series A Preferred Stock into common stock, we have the option to redeem the shares for cash with the redemption price equal to the stated value of $1,000, plus any accrued but unpaid dividends. Should we elect to convert the shares, each share of Series 1 Preferred Stock and Series A Preferred Stock will convert into a number of shares of common stock determined by dividing the sum of (i) 100% of the stated value of $1,000, plus (ii) any accrued but unpaid dividends up to, but not including, the date of conversion, by the volume weighted average price per share of common stock for the 20 trading days prior to the delivery date of the receipt of the notice.

During the year ended  December 31, 2024, approximately 8,000 shares of Series 1 Preferred Stock and approximately 600 shares of Series A Preferred Stock converted to approximately 2.8 million and 193,000 shares of common stock, respectively. Approximately 10,600 shares of the Series 1 Preferred Stock and approximately 300 shares of Series A Preferred Stock were redeemed for cash during the year ended  December 31, 2024. In addition, requested redemptions at  December 31, 2024 of approximately 500 shares with a stated value of approximately $0.5 million of Series 1 Preferred Stock and Series A Preferred Stock were reclassified to Accrued Preferred Distributions and Redemptions on the Consolidated Balance Sheet, as we intend to redeem the shares for cash.

During the year ended December 31, 2023, approximately 3,100 shares of Series 1 Preferred Stock and approximately 50 shares of Series A Preferred Stock converted to approximately 1.0 million and 14,000 shares of common stock, respectively. No shares of Series 1 Preferred Stock or Series A Preferred Stock were redeemed for cash during the year ended December 31, 2023.

Series 2 Convertible Preferred Stock

On  June 15, 2023, the Preferred PIPE Investors each entered into a Preferred Subscription Agreement with FWAC pursuant to which, among other things, the Preferred PIPE Investors agreed to subscribe for and purchase a total of 46,000 shares of Series 2 Preferred Stock at $1,000 per share for an aggregate purchase price of $46,000,000.

The Series 2 Preferred Stock was entitled to receive dividends at a cumulative annual rate of 10% during the period between the initial issuance of such shares and the conversion thereof into shares of our common stock. Dividends were to be paid in kind and also convert into shares of our common stock on the earlier of (a) a change of control of MIC and (b)  December 31, 2023. The Series 2 Preferred Stock converted at a conversion price of $3.67 per share of common stock. Accordingly, the aggregate of 46,000 shares of Series 2 Preferred Stock converted into a total of 13,787,462 shares of our common stock, which is comprised of (i) 12,534,058 shares of our common stock issuable upon the conversion of 46,000 shares of Series 2 Preferred Stock based on the stated value and (ii) 1,253,404 shares of our common stock issuable upon the conversion of the dividends. Because the terms and amount of the dividend are contractually agreed upon, at the time of the Merger we recorded the full $4.6 million value of the paid-in-kind dividend.

Warrants

In accordance with its warrant agreement between Legacy MIC and Color Up, dated August 25, 2021 (the “Warrant Agreement”), Color Up had the right to purchase up to 1,702,128 shares of common stock, at an exercise price of $11.75 per share for an aggregate cash purchase price of up to $20.0 million (the “Common Stock Warrants”). Each whole Common Stock Warrant entitled the registered holder thereof to purchase one whole share of common stock at a price of $11.75 per share, subject to customary adjustments, at any time following a “Liquidity Event,” which was defined as an initial public offering and/or listing of the common stock.

As of the Closing Date, FWAC, Legacy MIC, and Color Up amended the Warrant Agreement to assume the Common Stock Warrants remaining outstanding and unexpired at that time. On August 29, 2023, New MIC and Color Up further amended the Warrant Agreement to (i) reflect the effects of the Merger (including but not limited to the reduction in the exercise price of the Common Stock Warrants from $11.75 to $7.83 per share and the increase in the number of the underlying shares from 1,702,128 shares of Legacy MIC common stock to 2,553,192 shares of our common stock) and (ii) permit Color Up to exercise the Common Stock Warrants on a cashless basis at Color Up’s option. Subsequently, Color Up distributed the entirety of the Common Stock Warrants to HSCP Strategic III, LP, an entity controlled by Mr. Osher, and Bombe Asset Management, LLC, an entity owned and controlled by Mr. Chavez and Ms. Hogue.

The Common Stock Warrants expire on August 25, 2026 and are classified as equity and recorded at the issuance date fair value.

Securities Purchase Agreement

In November 2021, Legacy MIC sold to HS3 (a) 1,702,128 newly issued OP Units; and (b) 425,532 newly-issued Class A units of limited partnership of the Operating Partnership (“Class A Units”) which entitle HS3 to purchase up to 425,532 additional OP Units (the “Additional OP Units”) at an exercise price equal to $11.75 per Additional OP Unit, subject to adjustment as provided in the Class A Unit agreement, and HS3 paid to the Operating Partnership cash consideration of $20.0 million. In connection with the Merger, the number of Class A Units was adjusted to 638,298 and the exercise price for the Class A Units was adjusted to $7.83 per Class A Unit. The Common Units generally may be redeemed by the holder thereof for cash or, at the option of the Company, for shares of common stock. Such securities were issued in a private placement transaction exempt from registration pursuant to Section 4(a)(2) of the Securities Act. On August 29, 2023, the Operating Company issued 156,138 Common Units to HS3 upon the cashless exercise of 638,298 Class A Units based upon a fair market value of $10.37 per Common Unit.

Convertible Noncontrolling Interests

As of December 31, 2024, the Operating Company had approximately 44.9 million Common Units outstanding, excluding any equity incentive units granted. Beginning six months after first acquiring Common Units, each member will have the right to redeem the Common Units for either cash or common stock, subject to both our discretion and the terms and conditions set forth in the limited liability company agreement of the Operating Company (the “Operating Agreement”). During the year ended  December 31, 2024, approximately 9.4 million Common Units converted to shares of common stock on a one-for-one basis.

In connection with the refinancing of the the note payable for Mabley Place Garage, LLC, we purchased the minority interest ownership in the subsidiary for $1.5 million.

The Common Units not held by the Company outstanding as of December 31, 2024 are classified as noncontrolling interests within permanent equity on our Consolidated Balance Sheet.

Share Repurchase Program

In  September 2024, the Board authorized a share repurchase program of up to $10 million of shares of our outstanding common stock. Repurchases  may be made from time to time through open market purchases or through privately negotiated transactions subject to market conditions, applicable legal requirements and other relevant factors. Open market repurchases  may be structured to occur in accordance with the requirements of Rule 10b- 18 of the Securities Exchange Act of 1934, as amended. We  may also enter into Rule 10b5- 1 plans to facilitate repurchases of our shares under this authorization. During the year ended  December 31, 2024, we repurchased 419,188 shares under the program, for a cost of approximately $1.3 million. As of February 28, 2025, approximately 55,000 additional shares were repurchased under the program for a cost of approximately $0.2 million.

Note 9 - Stock-Based Compensation

Long-Term Incentive Plan

We issue equity-based awards to promote the success and enhance the value of MIC and the Operating Company, by linking the individual interests of employees, consultants and members of the MIC Board to those of MIC’s stockholders and by providing such individuals with an incentive for outstanding performance to generate superior returns to MIC’s stockholders. We issue awards under our 2023 Incentive Award plan (the "Plan"). The Plan provides for the grant of stock options, including incentive stock options (“ISOs”), and nonqualified stock options (“NSOs”), restricted shares, dividend equivalent awards, share payment awards, restricted share units (“RSUs”), performance awards, performance share awards, other incentive awards, profits interest units (including Performance Units and LTIP Units) and SARs. The Board typically grants awards during the first quarter of each year. Service-based awards will typically follow a multi-year graded vesting schedule and will vest in the form of common stock or LTIP Units. LTIP Units are a class of equity interest in the Operating Company that are intended to qualify as “profits interests” for federal income tax. The value of vested LTIP Units is realized by the holder through conversion of the LTIP Units into Common Units.

Employee Awards

In 2024, the Compensation Committee of the Board of Directors approved the issuance of the following awards:

•

0.3 million LTIP units to Mr. Chavez in lieu of his salary for 2021 and 2023 and for his 2023 short-term incentive award. These awards were issued at a grant date fair value of $3.84 and vested upon issuance. At the same time, 0.2 million LTIP units were granted in lieu of his 2024 salary, which vested in four equal increments each quarter over 2024.

•

0.4 million LTIP units and 0.2 million restricted stock units awarded at a grant date fair value of $3.84 to two of our executives representing the long term incentive awards for 2023 and 2024. These awards will vest on a graded schedule over three years.

•

0.1 million LTIP Units and 0.1 million restricted stock units with a grant date fair value of $6.11 to three executives using the Monte Carlo method. These awards will vest based upon the performance of our stock versus the Russell 2000 Index through January 2027.

•	Approximately 56,000 restricted stock units awarded to one executive at a grant date fair value of $3.60 that vest on graded schedule over three years.
•

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

In September 2023, the Compensation Committee of the Board of Directors approved the cancellation of 0.1 million LTIP Units previously granted to our executives. The expense associated with the cancellation of approximately $1.4 million is included in General and Administrative in the accompanying Consolidated Statements of Operations for the year ended December 31, 2023. The cancellation was a result of a plan to reallocate the award shares to non-executive employees. As a result, in December 2023, we granted 0.1 million restricted stock units to non-executive employees which vested in August 2024. The remaining value of the LTIP awards granted to the executives was expensed over the one-year service period following the Closing.

Director Awards

In January 2024, we granted 0.2 million restricted stock units to our independent directors as consideration for service in 2023 and 2024. These awards have a grant date fair value of $3.84 and will vest on the one year anniversary of the grant date.

We granted approximately 39,100 LTIP Units in 2023 to our independent directors in consideration for their accrued but unpaid director compensation fees from 2022. The LTIP Units will vest over a three-year period. Upon vesting, the Director LTIP Units are redeemable in cash or shares, at the option of the holder. As a result, the unvested Director LTIP Units are classified as a liability within accounts payable and accrued expenses in the Consolidated Balance Sheet as of December 31, 2024.

The following table sets forth a roll forward of all incentive equity awards for the years ended December 31, 2024 and 2023:

	Number of Incentive Equity Awards	Weighted-Average Grant Date FV Per Share
Nonvested - January 1, 2023	2,673,041	$8.44
Granted	347,082	7.46
Vested	(59,681)	9.40
Forfeited	(135,320)	10.00
Nonvested - January 1, 2024	2,825,122	$8.22
Granted	1,670,123	3.63
Vested	(864,616)	6.19
Forfeited	—	—
Nonvested - December 31, 2024	3,630,629	$6.59

We recognized $5.7 million and $8.6 million of equity-based compensation expense for the years ended December 31, 2024 and 2023, respectively, which is included in General and Administrative in the Consolidated Statements of Operations. Included in the 2024 and 2023 expense were equity awards granted in lieu of salary amounts as noted above. The remaining unrecognized compensation cost of approximately $3.0 million will be recognized over a weighted average term of 2.1 years. Performance based awards are valued at target and  may have the ability to earn additional or fewer shares based on level of achievement.

Note 10 — Employee Benefit Plan

We sponsor a 401(k) plan that provides benefits for qualified employees. Our match of the employee contributions is discretionary and is equal to 100% of the first 6% of eligible compensation contributed by each employee. All contributions are funded in cash and vest immediately.

Total expense recorded for the matching 401(k) contribution in the years ended December 31, 2024 and 2023, was approximately $140,000 and $109,000, respectively.

Note 11 – Earnings Per Share

Basic and diluted loss per weighted average common share (“EPS”) is calculated by dividing net income (loss) attributable to our common stockholders, including any participating securities, by the weighted average number of shares outstanding for the period. We include the effect of participating securities in basic and diluted earnings per share computations using the two-class method of allocating distributed and undistributed earnings when the two-class method is more dilutive than the treasury stock method. Outstanding warrants and stock-based compensation were antidilutive as a result of the net loss for the years ended  December 31, 2024 and 2023 and therefore were excluded from the dilutive calculation. We include unvested performance units as contingently issuable shares in the computation of diluted EPS once the market criteria is met, assuming that the end of the reporting period is the end of the contingency period. We had 3.6 and 2.8 million unvested service-and performance-based awards which are considered antidilutive to the dilutive loss per share calculation for the years ended December 31, 2024 and 2023.

The following table reconciles the numerator and denominator used in computing our basic and diluted per-share amounts for net loss attributable to common stockholders for the years ended  December 31, 2024 and 2023 (dollars in thousands):

	2024	2023
Numerator:
Net loss attributable to MIC	$(7,539)	$(32,475)
Net loss attributable to participating securities	—	—
Net loss attributable to MIC common stock	$(7,539)	$(32,475)
Denominator:
Basic and dilutive weighted average shares of common stock outstanding	32,007,271	13,244,388
Basic and diluted loss per weighted average common share:
Basic and dilutive	$(0.24)	$(2.45)

Note 12 — Leases

Lessor

All of our leases are classified as operating leases. The following table summarizes the components of operating lease revenue recognized during the years ended December 31, 2024 and 2023 included within the Consolidated Statements of Operations (dollars in thousands):

	Year Ended December 31,
Lease revenue	2024	2023
Fixed contractual payments	$5,782	$7,103
Variable lease payments	$3,332	$23,100
Straight-line rental income	$46	$70

Future fixed contractual lease payments to be received under non-cancelable operating leases in effect as of December 31, 2024, assuming no new or renegotiated leases or option extensions on lease agreements are executed, are as follows (excluding leases subsequently replaced by asset management contracts, dollars in thousands):

Years Ending December 31,	Future lease payments due
2025	$5,193
2026	$4,407
2027	$2,350
2028	$1,195
2029	$932
Thereafter	$1,184

Lessee - Right of Use Asset and Lease Liability

We are the lessee in a ground lease for additional space at  one location with a commencement date of  January 1, 2024. The lease has a  fourteen-year term, including extension options, with an annual payment of $40,457 per annum for the  first year and increased each year by the lesser of  3.5% and the Consumer Price Index. The lease is accounted for as an operating lease under ASU  2016- 02, Leases – (Topic  842). We recognized a Right of Use (“ROU”) Leased Asset and a ROU Lease Liability on the lease commencement date which is included in Land and Improvements and Accounts Payable and Accrued Expenses, respectively, on the Consolidated Balance Sheets. Through the discounting of the remaining lease payments at our incremental borrowing rate of  8.42%, the value of both the ROU asset and ROU liability recognized at commencement date was approximately $0.3 million. We recognized approximately $40,000 of operating lease expense during the year ended  December 31,  2024. This expense is included in Property Operating Expense on the Consolidated Statements of Operations. Changes in the lease liability and lease asset amortization expense were  not material in the Statement of Cash Flows.

As of December 31, 2024, future lease payments are as follows (dollars in thousands):

As of December 31, 2024
2025	40
2026	40
2027	40
2028	40
2029	40
Thereafter	326
Total lease payments	526
Less amount representing interest	(207)
Total	$319

Note 13 – Variable Interest Entities

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

As a result, we consolidate our investment in MVP St. Louis and MVP St. Louis Cardinal Lot Master Tenant, LLC, which had total assets of approximately $11.9 and $13.0 million (substantially all real estate investments) and liabilities of approximately $6.0 and $6.6 million (substantially all mortgage debt) before consolidation as of  December 31, 2024 and 2023, respectively.

Note 14 — Income Taxes

Legacy MIC previously elected to be taxed as a REIT for federal income tax purposes and operated in a manner that allowed Legacy MIC to qualify as a REIT through  December 31, 2019.  As a consequence of the COVID-19 pandemic, Legacy MIC earned management income in lieu of lease income from a number of distressed tenants, which did not constitute qualifying REIT income for purposes of the annual REIT gross income tests, and, as a result, was not in compliance with the annual REIT income tests for the year ended  December 31, 2020. Accordingly, Legacy MIC did not qualify for taxation as a REIT in 2020. We continue to be taxed as a C corporation and are subject to federal income tax on our taxable income at regular corporate rates.

A full valuation allowance for deferred tax assets was historically provided each year as it was more likely than not that the Company would not realize the benefits of its deferred tax assets.  As a taxable C Corporation, we have evaluated our deferred tax assets for the year ended December 31, 2024, which consist primarily of net operating losses and our investment in the Operating Partnership. Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended  December 31, 2024. Such objective evidence limits the ability to consider other subjective evidence, such as our projections for future growth. Despite substantial growth in property-level operations, we have continued to generate a net loss and as such we have determined that we will continue to record a full valuation allowance against our deferred tax assets for the year ended December 31, 2024. A change in circumstances  may cause us to change our judgment about whether deferred tax assets should be recorded, and further whether any such assets would more likely than not be realized. We would generally report any change in the valuation allowance through our Consolidated Statements of Operations in the period in which such changes in circumstances occur.

The provision for income taxes for the years ended  December 31, 2024 and 2023 consisted of the following, which is included in general and administrative expense in the Consolidated Statements of Operations (dollars in thousands):

	2024	2023
Current
Federal	—	—
State	57	41
Total Current	$57	$41

Deferred
Federal	—	—
State	—	—
Total Deferred	—	—
Total	$57	$41

The following table presents a reconciliation of the statutory corporate U.S. federal income tax rate to our effective tax rate as of December 31, 2024:

	2024	2023
Tax at U.S. statutory rate	21.00%	21.00%
State taxes, net of federal effect	1.62%	2.13%
Non-Deductible Expenses	0.59%	(9.85)%
Change in Valuation Allowance	(23.21)%	(13.40)%
Effective income tax rate	—	—

The balances for deferred taxes for the years ended December 31, 2024 and 2023 consisted of the following (dollars in thousands):

	Year Ended December 31,
	2024	2023
Deferred Tax Assets:
NOL Carryforward	$19,958	$17,522
Intangible Assets	3,766	4,171
Investment in Operating Partnership	9,399	9,631
Gross deferred tax assets	$33,123	$31,324
Less valuation allowance	(33,123)	(31,324)
Total deferred tax assets	$—	$—
Deferred Tax Liabilities:
Total net deferred taxes	$—	$—

As of December 31, 2024 and 2023. we had federal and various state net operating loss (NOL) carryforwards of $95.8 million and $73.8 million, respectively. The federal net operating losses generated in 2018 and after of $87.2 million will carryforward indefinitely and be available to offset up to 80% of future taxable income each year. The federal net operating losses generated prior to 2018 of $8.6 million will begin to expire in 2036 unless previously utilized.

Note 15 — Fair Value

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

Our financial instruments include cash and cash equivalents, restricted cash, accounts receivable, notes receivable and accounts payable. Due to their short maturities or recent nature, the carrying amounts of these assets and liabilities approximate fair value. The estimated fair value of our notes payable, including the Revolving Credit Facility in 2023, were derived using Level 2 inputs and approximates $186.7 million and $182.9 million as of December 31, 2024 and 2023, respectively. The carrying amount of the Line of Credit as of December 31, 2024 approximates fair value due to its recent nature.

Recurring and Nonrecurring Fair Value Measurements

Our Earn-Out Shares and interest rate cap are measured and recognized at fair value on a recurring basis, while certain real estate assets and liabilities are measured and recognized at fair value as needed. Fair value measurements that occurred as of and during the years ended December 31, 2024 and 2023, were as follows (in thousands):

	December 31, 2024			December 31, 2023
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Recurring
Earn-Out Shares	—	—	$935	—	—	$1,779
Interest rate cap	—	—	—	—	$54	—

Nonrecurring
Impaired real estate assets	—	—	$450	—	—	$50,536

Earn-Out Shares

The terms of the Earn-Out Shares allow an additional 1,900,000 shares to vest if certain milestones are achieved:

•	950,000 shares vest if the aggregate volume-weighted average price for any 5-consecutive trading day period equals or exceeds $13.00 per share prior to December 31, 2026
•	950,000 shares vest if the aggregate volume-weighted average price for any 5-consecutive trading day period equals or exceeds $16.00 per share prior to December 31, 2028

We estimate the fair value of each tranche of shares separately using a Monte Carlo simulation. These estimates require us to make various assumptions about the risk-free rate, expected volatility for each tranche of the Earn-Out Shares, and other items that are unobservable and are considered Level 3 inputs in the fair value hierarchy. Because we are a newly-listed company with limited share activity, we were required to exercise judgment in estimating expected volatility (currently 35.0% to 40.0%) and in selection of comparable companies.

We recognized a gain of approximately $0.8 million and $4.1 million during the years ended December 31, 2024 and December 31, 2023, respectively, as a result of changes in the estimated fair values after the Merger. The gain is recorded as the Change in Fair Value of Earn-out Liability in the Consolidated Statements of Operations. The following table reflects the change in value during the years ended December 31, 2024 and 2023 (in thousands):

Level 3 Liability
Balance as of January 1, 2023	$—
Impact of the Merger (initial valuation)	(5,844)
Change in fair value recognized in earnings	4,065
Balance as of December 31, 2023	(1,779)
Change in fair value recognized in earnings	844
Balance as of December 31, 2024	$(935)

Impairment

Our real estate assets are measured and recognized at fair value on a nonrecurring basis when we determine an impairment has occurred. To estimate fair value we may use internally developed valuation models or independent third-parties where available. In either case, the fair value of real estate may be based on a number of approaches including the income capitalization approach, sales comparable approach or discounted cash flow approach. We utilize market data such as sales price per stall on comparable recent real estate transactions to estimate the fair value of the real estate assets. We also utilize expected net sales proceeds to estimate the fair value of any properties that are actively being marketed for sale. Because we use estimates and assumptions regarding an assets’ future performance and cash flows as well as market conditions and discount rates, we determined the impaired assets would fall under Level 3 of the fair value hierarchy. During the year ended  December 31, 2024, we impaired approximately $0.2 million of our real estate assets as a result of a planned disposition of a property. During the year ended December 31, 2023, we impaired approximately $9.0 million of our real estate assets as a result of continuing delayed back-to-work trends or other reductions of demand-drivers impacting these assets, as well as disposition of properties.

Note 16 — Commitments and Contingencies

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

In  March 2023, Legacy MIC's former CEO filed a complaint against Legacy MIC. On  September 6, 2023, the parties entered into a settlement agreement, and we recognized a gain of approximately $1.2 million which was recorded as Other Income, Net in the Consolidated Statements of Operations for the year ended December 31, 2023.

In  January 2023, the 43rd District Court of Parker County, Texas, entered summary judgment against MVP Fort Worth Taylor, LLC, a subsidiary of Legacy MIC, in favor of the plaintiff, John Roy, who alleged that he was due a commission relating to a proposed sale of the Fort Worth Taylor parking facility which was never consummated. Legacy MIC filed an appeal. In  July 2024, the Texas Court of Appeals, Second District, reversed the decision of the District Court granting summary judgement in favor of Mr. Roy and remanded the case to the District Court for further consideration. As a result of the District Court’s summary judgment, in  December 2022 we recognized a charge of $0.7 million for the full estimated amount of damages (including legal fees and costs). During the first quarter of 2023, and as part of the appeals process, Legacy MIC posted cash collateral of $0.7 million for an appeals bond. In  September 2024, a settlement was reached resulting in a gain on the settlement of approximately $0.3 million which is reflected in Other Income, Net in the Consolidated Statements of Operations for the year ended December 31, 2024.

In  September 2023, we entered into arbitration with one vendor regarding disputes over amounts payable of approximately $1.8 million. In  June 2024, a settlement was reached and the net impact of the gain on the settlement and related legal and administrative fees is immaterial to the Consolidated Statements of Operations for the year ended  December 31, 2024.

Note 17 — Related Party Transactions and Arrangements

Three of our assets, 1W7 Carpark, 222W7 and Whitefront Garage, are currently operated by PCA, Inc., dba Park Place Parking. Park Place Parking is a private parking operator that is wholly owned by relatives of our CEO. Our CEO is neither an owner nor beneficiary of Park Place Parking. As of  December 31, 2024 and 2023, we recorded balances of approximately $0.2 million and $0.1 million, respectively, from Park Place Parking which are included in Accounts Receivable, Net on the Consolidated Balance Sheets and were subsequently paid within terms of the management agreement.

In  May 2022, we entered into a lease agreement with ProKids, an Ohio not-for-profit. An immediate family member of our CEO is a member of the Board of Trustees and President of that organization. ProKids leased 21,000 square feet of vacant unfinished commercial space in a 531,000 square foot building in Cincinnati, Ohio for 120 months. ProKids will invest in the tenant improvements in this space and ultimately use it as their headquarters location. ProKids will have no rent due to us throughout the lease term, other than a rental fee on parking spaces used by the ProKids staff and visitors and payment toward common area utility costs. As of  December 31, 2024, ProKids owes an immaterial amount of rental income related to the lease agreement.

In connection with our recapitalization transaction in  August 2021, we owe approximately $0.5 million to certain member entities of Color Up relating to prorated revenues for the month of  August 2021 of the three properties contributed by Color Up. The accrual is reflected within Due to Related Parties on the Consolidated Balance Sheets.

We have agreed to pay for certain tax return preparation services of Color Up and certain member entities of Color Up as well as certain legal services in connection with the Registration Rights Agreement. We incurred approximately $0.1 million and approximately $50,000 related to these services which is reflected in General and Administrative and Other Income (Expense), respectively, on the Consolidated Statements of Operations for the year ended December 31, 2024.

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

Line of Credit

In  September 2024, we entered into a $40.4 million Line of Credit. Mr. Osher, co-chair of the Company’s board of directors, is the managing member of No Street Capital LLC, which serves as the investment manager of the Lenders. For further discussion of the Line of Credit, refer to Note 7 above.

Note 18 — Segment Information

Our principal business is the ownership and operation of parking facilities. We do not distinguish our principal business, or group our operations, by geography or size for purposes of measuring performance and managing the business on a consolidated basis. Accordingly, we have presented our results as a single reportable segment: parking. The accounting policies of the parking segment are the same as those described in Note 2 – Significant Accounting Policies.

The parking segment derives revenue from managed property revenue and rental income at our parking facilities. We provide access to our property and space for the parker’s vehicle and are entitled to fees that vary based on the level of usage. All revenue and assets are domestically derived and located.

Our chief operating decision maker (“CODM”) is our chief executive officer. Our CODM assesses performance for the parking segment and decides how to allocate resources based on net income that is also reported on the Consolidated Statement of Operations as Net Loss. Disaggregated segment expenses are consistent with those presented on the Consolidated Statement of Operations. The measure of segment assets is reported on the Consolidated Balance Sheets as Total Assets.

The CODM uses net income to evaluate return on assets. Net income is predominantly used in the annual budget and forecasting process. The CODM considers budget to actual variances in assessing performance of the segment and allocating resources. We do not have intra-entity sales or transfers.

For information about the parking segment for the years ended December 31, 2024 and 2023, refer to the Consolidated Statement of Operations.

Note 19 — Revision of Previously Issued Financial Statements

During the year ended December 31, 2024, the Company identified certain errors impacting our 2023 annual filing.  The error resulted from a need to adjust the carrying amount of noncontrolling interest related to conversions of preferred shares into common shares.

Management assessed the materiality of these errors and concluded the misstatements were not material to the audited financial statements for the period ended  December 31, 2023. Presented below are revisions to the previously issued financial statements presented in this Form 10-K.

	As of December 31, 2023
	As reported	Adjustments	As corrected
	(in thousands)
Consolidated Balance Sheet:
Additional paid-in capital	$240,357	$21,827	$262,184
Non-controlling interest	$93,568	$(21,827)	$71,741

	For the Year Ended December 31, 2023
	As reported	Adjustments	As corrected
	(in thousands)
Consolidated Statement of Changes in Equity
Allocation of equity to non-controlling interest	$—	$21,827	$21,827
Additional paid-in capital	$240,357	$21,827	$262,184
Non-controlling interest	$93,568	$(21,827)	$71,741

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2024

(dollars in thousands)

					Costs Capitalized Subsequent to
			Initial Cost		Acquisition		Gross Carrying Amount at December 31, 2024 (1)
												Life on
												which depr
										Accumulated		in latest
			Land and	Buildings and		Carrying	Land and	Building and		Depreciation	Date	statement is
Description	ST	Encumbrance	Improvements	Improvements	Improvements	Costs	Improvements	Improvements	Total	(2)	Acquired	computed
West 9th Street (3)	OH	$4,181	$5,675	$—	$302	--	$5,918	$59	$5,977	$99	2016	15
Crown Colony (3)	OH	—	3,030	—	19	--	2,954	—	2,954	10	2016	15
St Louis Washington	MO	1,206	3,000	—	7	--	1,637	—	1,637	3	2016	15
St Paul Holiday Garage	MN	3,609	1,673	6,527	707	--	1,673	7,234	8,907	1,556	2016	39,15
Louisville Station	KY	1,682	3,050	—	57	--	3,007	—	3,007	29	2016	15
Whitefront Garage	TN	6,454	3,116	8,380	197	--	3,116	8,576	11,692	1,861	2016	39,15
Cleveland Lincoln Garage	OH	3,493	2,195	5,122	5,228	--	1,378	8,442	9,820	2,634	2016	39,15
Houston Preston	TX	1,627	2,800	—	20	--	2,820	—	2,820	10	2016	15
Houston San Jacinto	TX	1,820	3,200	—	50	--	3,250	—	3,250	25	2016	15
MVP Detroit Center Garage	MI	25,913	7,000	48,000	1,091	--	6,497	37,711	44,208	1,501	2017	39,15
St. Louis Broadway	MO	1,671	2,400	—	—	--	2,400	—	2,400	—	2017	N/A
St. Louis Seventh & Cerre	MO	2,057	3,300	—	—	--	3,300	—	3,300	—	2017	N/A
MVP Preferred Parking	TX	10,789	15,800	4,700	749	--	15,230	5,279	20,509	1,184	2017	39,15
MVP Raider Park Garage	TX	—	2,005	9,057	3,770	--	2,005	12,827	14,832	2,662	2017	39,15
MVP PF Memphis Poplar 2013	TN	1,783	3,658	—	24	--	3,670	12	3,682	26	2017	15
MVP PF St. Louis 2013	MO	4,061	5,041	—	29	--	5,041	29	5,070	51	2017	15
Mabley Place Garage	OH	12,000	1,585	19,018	1,037	--	1,360	17,280	18,640	3,301	2017	39,15
MVP Denver Sherman	CO	249	705	—	—	--	705	—	705	—	2017	N/A
MVP Fort Worth Taylor	TX	10,408	2,845	24,405	11	--	2,845	24,416	27,261	4,426	2017	39,15
MVP Milwaukee Old World	WI	—	2,003	—	8	--	2,003	8	2,011	35	2017	15
MVP Houston Saks Garage	TX	2,734	4,931	5,221	152	--	3,713	4,091	7,804	819	2017	39,15
MVP Milwaukee Wells	WI	—	4,994	—	—	--	4,374	—	4,374	116	2017	15
MVP Indianapolis City Park	IN	*	2,056	8,557	114	--	2,056	8,672	10,728	1,603	2017	39,15
MVP Minneapolis Venture	MN	—	4,013	—	135	--	4,013	134	4,147	17	2017	N/A
MVP Indianapolis Meridian Lot	IN	938	1,573	—	—	--	1,523	—	1,523	10	2017	15
MVP Milwaukee Clybourn	WI	—	257	—	—	--	257	—	257	5	2017	15
MVP Milwaukee Arena	WI	1,871	4,631	—	52	--	4,641	42	4,683	7	2017	N/A
MVP Denver 1935 Sherman	CO	667	2,533	—	—	--	2,533	—	2,533	—	2017	N/A
MVP Bridgeport Fairfield Garage	CT	3,387	498	7,555	51	--	498	7,606	8,104	1,439	2017	39,15
Minneapolis City Parking	MN	4,059	9,633	—	—	--	7,513	—	7,513	139	2017	15
MVP New Orleans Rampart	LA	—	8,105	—	332	--	8,167	—	8,167	14	2018	N/A
MVP Hawaii Marks	HI	*	9,119	11,715	461	--	8,571	11,475	20,046	2,025	2018	39,15
1W7 Carpark	OH	*	2,995	28,762	147	--	2,995	28,909	31,904	2,479	2021	39, 15
222W7	OH	*	4,391	23,879	99	--	4,391	23,978	28,369	2,064	2021	39
322 Streeter	IL	*	11,387	27,035	581	--	11,387	27,616	39,003	2,395	2021	39
2nd Street	FL	—	93	—	—	--	93	—	93	—	2021	N/A
Denver 1725 Champa Street Garage	CO	*	7,414	8,860	422	--	7,414	9,283	16,697	784	2021	39
222 Sheraton Bricktown Garage	OK	*	1,314	16,020	32	--	1,314	16,052	17,366	1,068	2022	39
MVP St. Louis Cardinal Lot DST	MO	6,000	11,660	19	—	--	11,660	19	11,679	4	2017	N/A
		$112,659	$165,678	$262,832	$15,884	$—	$157,922	$259,750	$417,672	$34,401

(1)	The aggregate gross cost of property included above for federal income tax purposes was approximately $419.6 million as of December 31, 2024.
(2)

The initial costs of buildings are depreciated over 39 years using a straight-line method of accounting; improvements capitalized subsequent to acquisition are depreciated over the shorter of the lease term or useful life, generally ranging from one to 20 years.

(3)	These properties are held by West 9th St. Properties II, LLC.
*	Property financed under the 2034 CMBS Loan.

The following table reconciles the historical cost of total real estate held for investment for the years ended December 31, 2024 and 2023 (dollars in thousands):

	2024	2023
Balance at beginning of period	$422,257	$439,526
Additions during period:
Acquisitions	—	—
Improvements	866	1,988
Deductions during period:
Dispositions	(5,290)	(696)
Impairments	(161)	(18,561)
Balance at close of period	$417,672	$422,257

(1)

This amount does not include intangible assets and construction in progress totaling approximately $10.1 million and $13,000, respectively, as of December 31, 2024 and approximately $10.2 million and $0.3 million as of December 31, 2023, respectively.

The following table reconciles the accumulated depreciation for the years ended December 31, 2024 and 2023 (dollars in thousands):

	2024	2023
Balance at beginning of period	$26,848	$28,763
Deductions during period:
Impairment	(4)	(9,605)
Depreciation of real estate	7,557	7,690
Balance at close of period	$34,401	$26,848