Form 10-Q
period 2025-03-31
Mobile Infrastructure Corp
filed 2025-05-13
CIK 1847874

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark one)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

As of May 1, 2025, there were 42.4 million shares of the registrant's common stock outstanding.

PART I            Financial Information

Item 1.  Financial Statements

MOBILE INFRASTRUCTURE CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	As of March 31, 2025	As of December 31, 2024
	(unaudited)
ASSETS
Investments in real estate
Land and improvements	$157,922	$157,922
Buildings and improvements	259,939	259,750
Construction in progress	—	13
Intangible assets	10,063	10,063
	427,924	427,748
Accumulated depreciation and amortization	(40,096)	(38,018)
Total investments in real estate, net	387,828	389,730

Cash	11,617	10,655
Cash – restricted	4,534	5,164
Accounts receivable, net	3,488	3,516
Note receivable	—	3,120
Other assets	2,064	2,877
Total assets	$409,531	$415,062
LIABILITIES AND EQUITY
Liabilities
Notes payable, net	$185,388	$185,921
Line of credit	28,691	27,238
Accounts payable and accrued expenses	9,508	10,634
Accrued preferred distributions and redemptions	914	596
Earn-Out liability	565	935
Due to related parties	470	467
Total liabilities	225,536	225,791

Equity
Mobile Infrastructure Corporation Stockholders’ Equity
Preferred stock Series A, $0.0001 par value, 50,000 shares authorized, 1,889 and 1,949 shares issued and outstanding, with a stated liquidation value of $1,889,000 and $1,949,000 as of March 31, 2025 and December 31, 2024, respectively	—	—
Preferred stock Series 1, $0.0001 par value, 97,000 shares authorized, 17,075 and 18,165 shares issued and outstanding, with a stated liquidation value of $17,075,000 and $18,165,000 as of March 31, 2025 and December 31, 2024, respectively	—	—
Preferred stock Series 2, $0.0001 par value, 60,000 shares authorized, 46,000 issued and converted (stated liquidation value of zero as of March 31, 2025 and December 31, 2024)	—	—
Common stock, $0.0001 par value, 500,000,000 shares authorized, 40,491,674 and 40,376,974 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	2	2
Warrants issued and outstanding – 2,553,192 warrants as of March 31, 2025 and December 31, 2024	3,319	3,319
Additional paid-in capital	305,081	306,718
Accumulated deficit	(143,946)	(140,056)
Total Mobile Infrastructure Corporation Stockholders’ Equity	164,456	169,983
Non-controlling interest	19,539	19,288
Total equity	183,995	189,271
Total liabilities and equity	$409,531	$415,062

The accompanying notes are an integral part of these consolidated financial statements.

MOBILE INFRASTRUCTURE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts, unaudited)

	For the Three Months Ended March 31,
	2025	2024
Revenues
Managed property revenue	$6,545	$5,501
Base rental income	1,459	1,643
Percentage rental income	231	1,683
Total revenues	8,235	8,827

Operating expenses
Property taxes	1,872	1,904
Property operating expense	1,899	1,521
Depreciation and amortization	2,081	2,093
General and administrative	1,908	3,017
Professional fees	461	689
Impairment	—	157
Total expenses	8,221	9,381

Other
Interest expense, net	(4,636)	(2,979)
Loss on sale of real estate	—	(42)
Other expense, net	(82)	(68)
Change in fair value of Earn-Out liability	370	654
Total other expense	(4,348)	(2,435)

Net loss	(4,334)	(2,989)
Net loss attributable to non-controlling interest	(444)	(891)
Net loss attributable to Mobile Infrastructure Corporation’s stockholders	$(3,890)	$(2,098)

Preferred stock distributions declared - Series A	(28)	(37)
Preferred stock distributions declared - Series 1	(241)	(491)
Net loss attributable to Mobile Infrastructure Corporation’s common stockholders	$(4,159)	$(2,626)

Basic and diluted loss per weighted average common share:
Net loss per share attributable to Mobile Infrastructure Corporation’s common stockholders - basic and diluted	$(0.10)	$(0.09)
Weighted average common shares outstanding, basic and diluted	40,523,710	28,237,352

The accompanying notes are an integral part of these consolidated financial statements.

MOBILE INFRASTRUCTURE CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

FOR THE THREE months ended March 31, 2025 and 2024

(In thousands, except share amounts, unaudited)

	Preferred stock		Common stock
	Number of Shares	Par Value	Number of Shares	Par Value	Warrants	Additional Paid-in Capital	Accumulated Deficit	Non-controlling interest	Total
Balance, December 31, 2024	20,114	$—	40,376,974	$2	$3,319	$306,718	$(140,056)	$19,288	$189,271
Equity-based payments	—	—	196,896	—	—	369	—	742	1,111
Distributions to non-controlling interest holders	—	—	—	—	—	—	—	(47)	(47)
Share repurchase program	—	—	(82,196)	—	—	(265)	—	—	(265)
Redemptions - Series 1	(1,090)	—	—	—	—	(1,397)	—	—	(1,397)
Redemptions - Series A	(60)	—	—	—	—	(75)	—	—	(75)
Declared distributions – Series A ($14.38 per share)	—	—	—	—	—	(28)	—	—	(28)
Declared distributions – Series 1 ($13.75 per share)	—	—	—	—	—	(241)	—	—	(241)
Net loss	—	—	—	—	—	—	(3,890)	(444)	(4,334)
Balance, March 31, 2025	18,964	$—	40,491,674	$2	$3,319	$305,081	$(143,946)	$19,539	$183,995

	Preferred stock		Common stock
	Number of Shares	Par Value	Number of Shares	Par Value	Warrants	Additional Paid-in Capital	Accumulated Deficit	Non-controlling interest	Total
Balance, December 31, 2023	39,489	$—	27,858,539	$2	$3,319	$262,184	$(134,291)	$71,741	$202,955
Equity-based payments	—	—	—	—	—	454	—	2,546	3,000
Distributions to non-controlling interest holders	—	—	—	—	—	—	—	(46)	(46)
Declared distributions – Series A ($14.38 per share)	—	—	—	—	—	(37)	—	—	(37)
Declared distributions – Series 1 ($13.75 per share)	—	—	—	—	—	(491)	—	—	(491)
Conversions - Series 1	(2,207)	—	679,468	—	—	617	—	—	617
Conversions - Series A	(329)	—	99,372	—	—	94	—	—	94
Allocation of equity to non-controlling interest	—	—	—	—	—	3,087	—	(3,087)	—
Net loss	—	—	—	—	—	—	(2,098)	(891)	(2,989)
Balance, March 31, 2024	36,953	$—	28,637,379	$2	$3,319	$265,908	$(136,389)	$70,263	$203,103

The accompanying notes are an integral part of these consolidated financial statements.

MOBILE INFRASTRUCTURE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	For the Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(4,334)	$(2,989)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	2,081	2,093
Amortization of loan costs	607	184
Loss (gain) on interest rate hedge	128	(55)
Loss on sale of real estate	—	42
Equity based payment	654	1,799
Impairment	—	157
Change in fair value of Earn-Out liability	(370)	(654)
Changes in operating assets and liabilities
Due to/from related parties	3	(12)
Accounts payable and accrued expenses	(682)	(973)
Other assets	355	(28)
Accounts receivable	28	(921)
Net cash (used in) operating activities	(1,530)	(1,357)
Cash flows from investing activities:
Capital expenditures	(189)	(254)
Proceeds from Note Receivable	3,120	—
Payments on sale of investment in real estate	—	(155)
Net cash provided by (used in) investing activities	2,931	(409)
Cash flows from financing activities:
Proceeds from Line of Credit	1,453	—
Payments on notes payable	(675)	(6,251)
Proceeds from notes payable	—	5,900
Distributions to non-controlling interest holders	(47)	(46)
Loan fees	—	(604)
Share repurchase plan	(265)	—
Shares repurchased for vesting of employee awards	(113)	—
Preferred redemption payments	(1,149)	—
Preferred dividend payments	(273)	—
Net cash (used in) financing activities	(1,069)	(1,001)
Net change in cash and cash equivalents and restricted cash	332	(2,767)
Cash and cash equivalents and restricted cash, beginning of period	15,819	16,711
Cash and cash equivalents and restricted cash, end of period	$16,151	$13,944

Reconciliation of Cash and Cash Equivalents and Restricted Cash:
Cash and cash equivalents at beginning of period	$10,655	$11,134
Restricted cash at beginning of period	5,164	5,577
Cash and cash equivalents and restricted cash at beginning of period	$15,819	$16,711

Cash and cash equivalents at end of period	$11,617	$9,149
Restricted cash at end of period	4,534	4,795
Cash and cash equivalents and restricted cash at end of period	$16,151	$13,944

Supplemental disclosures of cash flow information:
Interest Paid	$2,847	$2,331
Non-cash investing and financing activities:
Distributions declared not yet paid	$88	$528
Requested preferred redemptions not yet paid	$826	$—
Accrued capital expenditures	$—	$210
Accrued preferred distributions paid in common stock	$—	$711
Right of use asset and lease liability	$—	$332
Note receivable related to disposition of property	$—	$3,120
Equity shares issued in exchange for accrued compensation	$—	$1,201

The accompanying notes are an integral part of these consolidated financial statements.

MOBILE INFRASTRUCTURE CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

(UNAUDITED)

Note 1 — Organization and Business Operations

Mobile Infrastructure Corporation (“MIC,” “we,” “us,” “our,” and the “Company” ) is a Maryland corporation, publicly traded on the NYSE American under the ticker “BEEP.” We focus on acquiring, owning and optimizing parking facilities and related infrastructure, including parking lots, parking garages and other parking structures throughout the United States. We target both parking garage and surface lot properties primarily in the top 50 U.S. Metropolitan Statistical Areas, with proximity to key demand drivers, such as commerce, events and venues, government and institutions, hospitality and multifamily central business districts. As of March 31, 2025, we own 40 parking facilities in 20 separate markets throughout the United States, with a total of approximately 15,100 parking spaces and approximately 5.2 million square feet. We also own approximately 0.2 million square feet of retail/commercial space adjacent to our parking facilities.

The Company is a member of Mobile Infra Operating Company, LLC, a Delaware limited liability company, (the “Operating Company”) and owns substantially all of its assets and conducts substantially all of its operations through the Operating Company. The Operating Company is managed by a board of directors, one appointed by the Company and one appointed by the other members of the Operating Company. Currently, the two directors of the Operating Company are Manuel Chavez, III, our Chief Executive Officer and a director, and Stephanie Hogue, our President and a director. The Company owns approximately 90.0% of the Common Units of the Operating Company. The remaining Common Units are held by certain of our executive officers and directors (directly or indirectly) and outside investors.

Note 2 — Summary of Significant Accounting Policies

Basis of Accounting

Our consolidated financial statements are prepared on the accrual basis of accounting and in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information as contained in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), and in conjunction with rules and regulations of the SEC. Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary to give a fair presentation of operating results for the periods presented have been included. Operating results for the three months ended March 31, 2025, are not necessarily indicative of the results that may be expected for the year ending December 31, 2025. There were no significant changes to our significant accounting policies during the three months ended March 31, 2025. For a full summary of our accounting policies, refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 filed with the SEC on March 11, 2025.

Going Concern

The accompanying consolidated financial statements are prepared in accordance with GAAP applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The going concern basis assumes that we will be able to meet our obligations and continue our operations one year from the date of the filing of this quarterly report on Form 10-Q (this “Quarterly Report”), which is dependent upon our ability to effectively implement plans related to the Line of Credit and notes payable that mature within one year after the date of the filing of the Quarterly Report.

We have incurred net losses since our inception and anticipate net losses for the near future. We have $35.4 million of debt due within twelve months of the date of the filing of the Quarterly Report which is comprised of $28.7 million related to the Line of Credit (as defined herein) and $6.7 million of notes payable. We do not currently have sufficient cash on hand, liquidity or projected future cash flows to repay these outstanding amounts and interest due upon maturity. These conditions and events raise substantial doubt about the Company’s ability to continue as a going concern.

We are currently analyzing alternatives in order to satisfy these debt maturities. We plan to refinance the Line of Credit and notes payable prior to their maturities. However, as refinancing is outside of our control, we plan to sell real estate assets as needed to satisfy the obligations. Management has determined it is probable that it will be able to successfully implement these plans.  As such, we have concluded that these plans alleviate substantial doubt about the Company’s ability to continue as a going concern.

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

Concentration

Our operators  may act as agents collecting revenues on our behalf or  may act as lessee if under a lease agreement. The revenue from locations where Metropolis Technologies, Inc. (“Metropolis”) acts as either a lease tenant or an operator agent represented 55.9% and 58.8% of our revenue, excluding commercial revenue, for the three months ended March 31, 2025 and 2024, respectively. Revenue from locations where LAZ Parking (“LAZ”) acts as either a lease tenant or an operator agent represented 13.8% and none of our revenue, excluding commercial revenue, for the three months ended March 31, 2025 and 2024, respectively.

In addition, we had concentrations in Cincinnati (18.8%), Detroit (10.4%), and Chicago (9.2%) based on gross book value of real estate as of both March 31, 2025 and December 31, 2024.

We had concentrations of our outstanding accounts receivable balance with Metropolis (31.7% and 31.9%) and LAZ (15.7% and 6.8%) as of March 31, 2025 and  December 31, 2024, respectively. The majority of these receivable balances represent cash paid by parkers that was collected on our behalf by these operators.

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

Recently Issued Accounting Standards

The following table provides a brief description of recent accounting pronouncements that could have a material effect on our consolidated financial statements:

Standard	Description	Planned Date of Adoption	Effect on Financial Statements or Other Significant Matters
ASU 2023-09—Income Taxes (TOPIC 740): Improvements to Income Tax Disclosures	The amendments require additional categories within the tax rate reconciliation and provide additional information on reconciling items that are 5% or more.	December 31, 2025	We are currently evaluating the impact the adoption of this standard will have on our disclosures.
ASU 2024-01—Stock Compensation (TOPIC 718): Scope Application of Profits Interest and Similar Awards	The amendment clarifies how an entity determines whether a profits interest or similar award is (1) within the scope of ASC 718 or (2) not a share-based payment arrangement and therefore within the scope of other guidance.	January 1, 2025	We evaluated the impact of adoption of this standard and noted no material impact to our consolidated financial statements.
ASU 2024-03—Income Statement: Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40)	This amendment requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements for public business entities	December 31, 2027	We are currently evaluating the impact the adoption of this standard will have on our disclosures.

Note 3 — Managed Property Revenues

Disaggregation of revenue

We disaggregate revenue from contracts with customers by Transient Parkers, customers who arrive at our parking facilities and have the right to park in any open spot not otherwise marked as reserved, and Contract Parkers, customers who pay, generally in advance, to have the right to access the facility for a set period. We have concluded that such disaggregation of revenue best depicts the overall nature and timing of our revenue and cash flows affected by the economic factors of the respective contractual arrangement.

Disaggregated revenue for the three months ended March 31, 2025 and 2024 are as follows (dollars in thousands):

	For the Three Months Ended March 31, 2025	For the Three Months Ended March 31, 2024
Transient Parkers	$4,087	$3,266
Contract Parkers	2,415	2,172
Ancillary Revenue (1)	43	63
Total Managed Property Revenue	$6,545	$5,501

(1)	Ancillary revenue includes contracted revenue for other uses outside of parking, such as billboard revenue, and is recognized over time.

Contract balances

The timing of revenue recognition, billings and cash collections results in accounts receivable and contract liabilities. Accounts receivable represent amounts where we have an unconditional right to the consideration and therefore only the passage of time is required for us to receive consideration due from the customer. Receivables  may be from parking customers who have a contractual obligation to pay for their usage or from the operators of the facilities who have collected parking fees on our behalf. As of  March 31, 2025 and 2024, we had $3.1 million and $1.0 million of outstanding accounts receivable, respectively, related to our managed property revenue.

It is our standard procedure to bill Contract Parkers in the month prior to when they will be using the facility in accordance with agreed-upon contractual terms. Billing typically occurs prior to revenue recognition, resulting in contract liabilities. The majority of any contract liability will be recognized at end of the following month. Changes in deferred revenue primarily include prepayments for future parking months and recognition of previously deferred revenue. No material amounts in deferred revenue represent prepayments for a period longer than a single month. As of  March 31, 2025 and 2024, we had approximately $0.1 million and $0.2 million of deferred managed property revenue, respectively, included in Accounts Payable and Accrued Expenses on the Consolidated Balance Sheets.

Note 4 — Acquisitions and Dispositions of Investments in Real Estate

2024

In  February 2024, we disposed of our Cincinnati Race Street location for $3.15 million, resulting in a loss on sale of real estate of approximately $0.1 million. As part of the agreement, we entered into a financing arrangement with the buyer with the property as collateral. Under the terms of the financing arrangement, the buyer will pay interest of 8.0% on a $3.12 million dollar note for a term of 24 months, at which time the principal amount of the loan will be due. The Note Receivable was paid in full in February 2025.

In  July 2024, we sold one parking lot in Clarksburg, West Virginia for approximately $0.5 million, resulting in an immaterial loss on sale of real estate. We received proceeds of approximately $0.4 million, after transaction costs, which were used to pay down a portion of the outstanding balance on the revolving credit facility with KeyBank, National Association (the “Revolving Credit Facility”).

In  November 2024, we sold a parking lot located in Indianapolis, Indiana for approximately $4.6 million, resulting in a gain on sale of real estate of approximately $2.7 million. We received proceeds of approximately $4.5 million, after transaction costs, which were used to pay down a portion of the outstanding balance on the Revolving Credit Facility.

Note 5 — Intangible Assets

A schedule of our intangible assets and related accumulated amortization as of March 31, 2025 and December 31, 2024 is as follows (dollars in thousands):

	As of March 31, 2025		As of December 31, 2024
	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
In-place lease value	$2,418	$2,178	$2,418	$2,119
Indefinite lived contract	3,160	—	3,160	—
Acquired technology	4,485	1,622	4,485	1,498
Total intangible assets	$10,063	$3,800	$10,063	$3,617

Amortization of the in-place lease value and acquired technology are included in Depreciation and Amortization in our Consolidated Statements of Operations. Amortization expense associated with intangible assets totaled approximately $0.2 million for both the three months ended March 31, 2025 and 2024.

Estimated future amortization of intangible assets as of March 31, 2025 for each of the next five years is as follows (dollars in thousands):

	In-place lease value	Acquired technology
2025 (Remainder)	$121	$376
2026	105	497
2027	14	468
2028	—	450
2029	—	408
Thereafter	—	664
	$240	$2,863

Note 6 — Debt

As of March 31, 2025 and December 31, 2024, the principal balances on notes payable are as follows (dollars in thousands):

	Interest	Loan	Balance as	Balance as
Loan	Rate	Maturity	of March 31, 2025	of December 31, 2024
MVP Houston Saks Garage, LLC	4.25%	8/6/2025	2,704	2,735
Minneapolis City Parking, LLC	4.50%	5/1/2026	4,017	4,059
MVP Bridgeport Fairfield Garage, LLC	4.00%	8/1/2026	3,351	3,387
West 9th Properties II, LLC	4.50%	11/1/2026	4,140	4,181
MVP Fort Worth Taylor, LLC	4.50%	12/1/2026	10,305	10,408
MVP Detroit Center Garage, LLC	5.52%	2/1/2027	25,759	25,913
2027 KeyBank Loan Pool (1)	4.90%	5/1/2027	11,009	11,094
2027 Canton Commercial Real Estate Loan Pool (2)	5.03%	5/6/2027	16,250	16,250
St Louis Cardinal Lot DST, LLC	5.25%	5/31/2027	6,000	6,000
MVP Preferred Parking, LLC	5.02%	8/1/2027	10,725	10,789
Mabley Place Garage, LLC	(5)	12/4/2027	12,000	12,000
2029 KeyBank Loan Pool (3)	7.94%	3/1/2029	5,829	5,843
2034 CMBS Loan (4)	7.76%	12/6/2034	75,395	75,500
Less unamortized loan issuance costs			(2,096)	(2,238)
			$185,388	$185,921

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

(3)	2029 KeyBank Loan Pool is secured by MVP Memphis Poplar 2013, LLC and MVP St. Louis 2013, LLC.
(4)	2034 CMBS Loan is secured by the following properties: 1W7 Carpark, LLC, 222 W 7th Holdco, LLC, 222 Sheridan Bricktown Garage, LLC, 322 Streeter Holdco, LLC, Denver 1725 Champa Street Garage, LLC, MVP Hawaii Marks Garage, LLC and MVP Indianapolis City Park Garage, LLC.
(5)	As discussed below, the interest rate on the Mabley Place Garage, LLC loan was SOFR plus a spread of 3.25% until the interest rate swap agreement began in March 2025 which fixed SOFR to a rate of 7.29%.

In December 2024, we entered into a 10-year, $75.5 million CMBS financing with Argentic Real Estate Finance 2 LLC (the “2034 CMBS Loan”). The 2034 CMBS Loan bears a fixed annual interest rate of 7.755% and is secured by a pool of seven properties. The Loan agreement contains customary covenants and reserve requirements. The Operating Company serves as a non-recourse guarantor and is required to maintain a net worth in excess of $40.0 million. The fees associated with entering into the 2034 CMBS Loan of approximately $1.5 million are being amortized over the term of the loan to Interest Expense on the Consolidated Statement of Operations.

For many of our loan agreements, reserve funds are required for repairs and replacements, real estate taxes, and insurance premiums. Some notes contain various terms and conditions including debt service coverage ratios and debt yield limits. As of March 31, 2025, borrowers for one of the Company’s loans totaling $25.8 million, failed to meet certain loan covenants. As a result, we are subject to additional cash management procedures, which resulted in approximately $1.0 million of restricted cash as of March 31, 2025. In order to exit cash management, certain debt service coverage ratios or debt yield tests must be exceeded for two consecutive quarters to return to less restrictive cash management procedures.

As of March 31, 2025, future principal payments on notes payable are as follows (dollars in thousands):

2025 (remainder)	$5,009
2026	23,441
2027	79,073
2028	522
2029	5,986
Thereafter	73,453
Total	$187,484

Line of Credit

In  September 2024, we entered into a $40.4 million revolving credit facility agreement with Harvest Small Cap Partners, L.P. and Harvest Small Cap Partners Master, Ltd. (collectively, the “Lenders”) maturing in  September 2025 (the “Line of Credit”). Borrowings under the Line of Credit will accrue interest at a rate of 15.0% per annum, with interest payable in arrears at maturity or upon repayment of any principal amount borrowed under the Line of Credit. After certain amounts paid with the initial proceeds, the Line of Credit may only be used for redemption payments on the Series A Preferred Stock and Series 1 Preferred Stock and funding of the share repurchase program, discussed below. The Line of Credit includes provisions for defaults on recourse indebtedness in an aggregate amount equal to or exceeding $25 million and non-recourse indebtedness in an aggregate amount equal to or exceeding $50 million. Mr. Osher, co-chair of the Company’s board of directors, is the managing member of No Street Capital LLC, which serves as the investment manager of the Lenders.

We issued 500,000 shares of common stock to the Lenders at the closing date, which is considered a debt issuance cost of approximately $1.8 million and recorded in Other Assets on our Consolidated Balance Sheet and amortized over the one-year term to Interest Expense on the Consolidated Statement of Operations. Unamortized loan fees as of March 31, 2025 were approximately $0.8 million.

As of  March 31, 2025, approximately $28.7 million was outstanding under the Line of Credit. As of May 1, 2025, the outstanding balance increased to approximately $29.4 million.

Interest Rate Swap

In  December 2024, we entered an interest rate swap agreement to coincide with the refinance of Mabley Place Garage, LLC, which will mature in December 2027, the value of which was immaterial as of December 31, 2024. The value of the interest rate swap was $0.1 million as of March 31, 2025 and is recorded within Accounts Payable and Accrued Expenses on our Consolidated Balance Sheet. The arrangement was for a notional amount of $12.0 million and fixed SOFR to a rate of 7.29% beginning in March 2025. Our use of derivative instruments is limited to this interest rate cap to manage interest rate exposure. The principal objective of this arrangement is to minimize the risks and costs associated with our financial structure, which are in part determined by interest rates. We have elected not to use hedge accounting due to the short-term duration of the arrangement and, as such, will reflect changes in fair value of the arrangement within our Consolidated Statements of Operations.

Note 7 — Equity

We have two classes of capital stock authorized for issuance under our Charter: 500,000,000 shares of common stock, par value $0.0001 per share, and 100,000,000 shares of preferred stock, par value $0.0001 per share, of which 97,000 are designated as shares of Series 1 Preferred Stock, 50,000 are designated as shares of Series A Preferred Stock and 60,000 are designated as shares of Series 2 Preferred Stock.

Series A Convertible Redeemable Preferred Stock

The terms of the Series A Preferred Stock provide that the holders of the Series A Preferred Stock are entitled to receive, when and as authorized by the Board and declared by us out of legally available funds, cumulative cash dividends on each share at an annual rate of 5.75% of the stated value pari passu with the dividend preference of the Series 1 Preferred Stock and in preference to any payment of any dividend on our common stock.

Series 1 Convertible Redeemable Preferred Stock

The terms of the Series 1 Preferred Stock provide that the holders of the Series 1 Preferred Stock are entitled to receive, when and as authorized by the Board and declared by us out of legally available funds, cumulative cash dividends on each share at an annual rate of 5.50% of the stated value pari passu with the dividend preference of the Series A Preferred Stock and in preference to any payment of any dividend on our common stock.

Series 1 Preferred Stock and Series A Preferred Stock Distributions

On  September 11, 2024, the Board declared payment of accrued and unpaid dividends for all past dividend periods on the Series 1 Preferred Stock and Series A Preferred Stock. Additionally, we declared monthly dividend payments on the Series A Preferred Stock and Series 1 Preferred Stock for each subsequent month through March 2025. The payment of future dividends is subject to the Board’s discretion and will be determined by the Board based on the Company’s financial condition, applicable law and such other considerations as the Board deems relevant.

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

During the three months ended  March 31, 2025, approximately 1,100 shares of the Series 1 Preferred Stock and approximately 60 shares of Series A Preferred Stock were redeemed for cash. In addition, requested redemptions at March 31, 2025 of approximately 800 shares with a stated value of approximately $0.8 million of Series 1 Preferred Stock and Series A Preferred Stock were reclassified to Accrued Preferred Distributions and Redemptions on the Consolidated Balance Sheet, as we intend to redeem the shares for cash. During the three months ended March 31, 2025, no shares of Series 1 Preferred Stock or Series A Preferred Stock were converted to shares of common stock.

During the three months ended March 31, 2024, approximately 2,200 shares of Series 1 Preferred Stock and approximately 300 shares of Series A Preferred Stock converted to approximately 0.7 million and 0.1 million shares of common stock, respectively. No shares of Series 1 Preferred Stock or Series A Preferred Stock were redeemed for cash during the three months ended March 31, 2024.

Warrants

In accordance with the warrant agreement dated August 25, 2021 (the “Warrant Agreement”), which was further amended on August 29, 2023, Color Up, LLC (“Color Up”) had the right to purchase up to 2,553,192 shares of common stock, at an exercise price of $7.83 per share for an aggregate cash purchase price of up to $20.0 million (the “Common Stock Warrants”) and could exercise the Common Stock Warrants on a cashless basis at Color Up’s option. Subsequently, Color Up distributed the entirety of the Common Stock Warrants to HSCP Strategic III, LP, an entity controlled by Mr. Osher, and Bombe Asset Management, LLC, an entity owned and controlled by Mr. Chavez and Ms. Hogue.

The Common Stock Warrants expire on August 25, 2026 and are classified as equity and recorded at the issuance date fair value.

Convertible Non-controlling Interests

As of March 31, 2025, the Operating Company had approximately 45.1 million Common Units outstanding, excluding any equity incentive units granted and the Earn-Out Shares, as defined below. Beginning six months after first acquiring Common Units, each member will have the right to redeem the Common Units for either cash or common stock on a one-for-one basis, subject to both our discretion and the terms and conditions set forth in the limited liability company agreement of the Operating Company (the “Operating Agreement”). During the three months ended March 31, 2025 and 2024, no Common Units were converted to shares of common stock.

The Common Units not held by the Company outstanding as of March 31, 2025 are classified as noncontrolling interests within permanent equity on our Consolidated Balance Sheet.

Share Repurchase Program

In  September 2024, the Board authorized a share repurchase program of up to $10 million of shares of our outstanding common stock. Repurchases  may be made from time to time through open market purchases or through privately negotiated transactions subject to market conditions, applicable legal requirements and other relevant factors. Open market repurchases  may be structured to occur in accordance with the requirements of Rule 10b- 18 of the Securities Exchange Act of 1934, as amended. We  may also enter into Rule 10b5- 1 plans to facilitate repurchases of our shares under this authorization. During the three months ended March 31, 2025, we repurchased 82,196 shares under the program, for a cost of approximately $0.3 million.

Note 8 — Stock-Based Compensation

We issue stock awards that vest based upon the completion of a service period (“service-based awards”) under our 2023 Incentive Award plan (the "Plan"). The Plan provides for the grant of stock options, including restricted shares, dividend equivalent awards, share payment awards, restricted share units (“RSUs”), performance awards, performance share awards, other incentive awards, profits interest units (including Performance Units and LTIP Units) and SARs. The Board typically grants both service and performance-based awards during the first quarter of each year. Service-based awards will typically follow a three-year graded vesting schedule, and performance-based awards vest based upon total shareholder return ("TSR") relative to the Russell 2000 Index. All awards may vest in the form of common stock or LTIP Units. LTIP Units are a class of equity interest in the Operating Company that are intended to qualify as “profits interests” for federal income tax. The value of vested LTIP Units is realized by the holder through conversion of the LTIP Units into Common Units.

The following table sets forth a roll forward of all incentive equity awards for the three months ended March 31, 2025:

	Number of Incentive Equity Awards	Weighted Avg Grant Date Fair Value Per Share
Unvested - January 1, 2025	3,630,629	6.59
Granted	612,907	4.53
Vested	(465,958)	4.54
Forfeited	—	—
Unvested - March 31, 2025	3,777,578	$6.51

We recognized $0.7 million and $1.8 million of equity-based compensation expense for the three months ended March 31, 2025 and 2024, respectively, which is included in General and Administrative in the Consolidated Statements of Operations. Included in the expense were equity awards granted in lieu of salary amounts. The remaining unrecognized compensation cost of approximately $4.9 million will be recognized over a weighted average term of 2.1 years. Performance based awards are valued at target and  may have the ability to earn additional or fewer shares based on level of achievement.

Note 9 — Earnings Per Share

Basic and diluted loss per weighted average common share (“EPS”) is calculated by dividing net income (loss) attributable to our common stockholders, including any participating securities, by the weighted average number of shares outstanding for the period. We include the effect of participating securities in basic and diluted earnings per share computations using the two-class method of allocating distributed and undistributed earnings when the two-class method is more dilutive than the treasury stock method. Outstanding warrants and stock-based compensation were antidilutive as a result of the net loss for the three months ended March 31, 2025 and 2024 and therefore were excluded from the dilutive calculation. We include unvested performance units as contingently issuable shares in the computation of diluted EPS once the market criteria are met, assuming that the end of the reporting period is the end of the contingency period. We had 3.8 and 3.9 million unvested service- and performance-based awards which are considered antidilutive to the dilutive loss per share calculation for the three months ended March 31, 2025 and 2024, respectively.

The following table reconciles the numerator and denominator used in computing our basic and diluted per-share amounts for net loss attributable to common stockholders for the  three months ended March 31, 2025 and 2024 (dollars in thousands):

	March 31, 2025	March 31, 2024
Numerator:
Net loss attributable to MIC	$(4,159)	$(2,626)
Net loss attributable to participating securities	—	—
Net loss attributable to MIC common stock	$(4,159)	$(2,626)
Denominator:
Basic and dilutive weighted average shares of common stock outstanding	40,523,710	28,237,352
Basic and diluted loss per weighted average common share:
Basic and dilutive	$(0.10)	$(0.09)

Note 10 — Variable Interest Entities

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

As a result, we consolidate our investment in MVP St. Louis and MVP St. Louis Cardinal Lot Master Tenant, LLC, which had total assets of approximately $11.9 (substantially all real estate investments) and liabilities of approximately $6.0 (substantially all mortgage debt) before consolidation as of both March 31, 2025 and December 31, 2024.

Note 11 — Fair Value

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

Our financial instruments include cash and cash equivalents, restricted cash, accounts receivable and accounts payable. Due to their short maturities or recent nature, the carrying amounts of these assets and liabilities approximate fair value. The estimated fair value of our notes payable were derived using Level 2 inputs and approximates $186.6 million and $186.7 million as of March 31, 2025 and December 31, 2024, respectively. The carrying amount of the Line of Credit as of March 31, 2025 approximates fair value due to its recent nature.

Recurring and Nonrecurring Fair Value Measurements

We have 1,900,000 shares of common stock that are subject to an earn-out structure (the "Earn-Out Shares"), as described below. The Earn-Out Shares and interest rate swap are measured and recognized at fair value on a recurring basis, while certain real estate assets and liabilities are measured and recognized at fair value as needed. Fair value measurements that occurred as of and during the three months ended March 31, 2025 and the year ended December 31, 2024 were as follows (in thousands):

	March 31, 2025			December 31, 2024
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Recurring
Earn-Out Shares	—	—	$565	—	—	$935
Interest rate swap	—	$128	—	—	—	—

Nonrecurring
Impaired real estate assets	—	—	—	—	—	$450

Earn-Out Shares

The terms of the Earn-Out Shares allow an additional 1,900,000 shares to vest if certain milestones are achieved:

●	950,000 shares vest if the aggregate volume-weighted average price for any 5-consecutive trading day period equals or exceeds $13.00 per share prior to December 31, 2026; and
●	950,000 shares vest if the aggregate volume-weighted average price for any 5-consecutive trading day period equals or exceeds $16.00 per share prior to December 31, 2028.

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

The gain is recorded as the Change in Fair Value of Earn-Out Liability in the Consolidated Statements of Operations. The following table reflects the change in value during the three months ended March 31, 2025 (in thousands):

Level 3 Liability
Balance as of January 1, 2025	$(935)
Change in fair value recognized in earnings	370
Balance as of March 31, 2025	$(565)

Interest rate swap

Our interest rate swap is measured at fair value on a recurring basis. The valuation is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. The fair value of the interest rate swap is determined using the market standard methodology of valuing the expected discounted future fixed cash receipts. The variable cash or receipts are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. We evaluated the need for credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements, but believe these impacts are not material. Because we determined that the significant inputs used to value our derivatives are observable, we believe our derivative valuation is classified in Level 2 of the fair value hierarchy.

Impairment

Our real estate assets are measured and recognized at fair value on a nonrecurring basis when we determine an impairment has occurred. To estimate fair value we may use internally developed valuation models or independent third-parties where available. In either case, the fair value of real estate may be based on a number of approaches including the income capitalization approach, sales comparable approach or discounted cash flow approach. We utilize market data such as sales price per stall on comparable recent real estate transactions to estimate the fair value of the real estate assets. We also utilize expected net sales proceeds to estimate the fair value of any properties that are actively being marketed for sale. Because we use estimates and assumptions regarding an assets’ future performance and cash flows as well as market conditions and discount rates, we determined the impaired assets would fall under Level 3 of the fair value hierarchy. During the three months ended March 31, 2024, we impaired approximately $0.2 million of our real estate assets as a result of a planned disposition of a property. No impairments were recorded during the three months ended March 31, 2025.

Note 12 — Commitments and Contingencies

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

In January 2023, the 43rd District Court of Parker County, Texas, entered summary judgment against MVP Fort Worth Taylor, LLC, one of our subsidiaries, in favor of the plaintiff, John Roy, who alleged that he was due a commission relating to a proposed sale of the Fort Worth Taylor parking facility which was never consummated. In September 2024, a settlement was reached resulting in a gain on the settlement of approximately $0.3 million which is reflected in Other Income, Net in the Consolidated Statements of Operations for the three months ended September 30, 2024.

Note 13 — Related Party Transactions and Arrangements

Three of our assets, 1W7 Carpark, 222W7 and Whitefront Garage, are currently operated by PCA, Inc., dba Park Place Parking. Park Place Parking is a private parking operator that is wholly owned by relatives of our CEO. Our CEO is neither an owner nor beneficiary of Park Place Parking. As of March 31, 2025 and December 31, 2024, we recorded balances of approximately $0.1 million and $0.2 million, respectively, from Park Place Parking which are included in Accounts Receivable, Net on the Consolidated Balance Sheets and were subsequently paid within terms of the management agreement.

In  May 2022, we entered into a lease agreement with ProKids, an Ohio not-for-profit. An immediate family member of our CEO is a member of the Board of Trustees and President of that organization. ProKids leased 21,000 square feet of vacant unfinished commercial space in a 531,000 square foot building in Cincinnati, Ohio for 120 months. ProKids will invest in the tenant improvements in this space and ultimately use it as their headquarters location. ProKids will have no rent due to us throughout the lease term, other than a rental fee on parking spaces used by the ProKids staff and visitors and payment toward common area utility costs. As of March 31, 2025, ProKids owes an immaterial amount of rental income related to the lease agreement.

In connection with our recapitalization transaction in August 2021, we owe approximately $0.5 million to certain member entities of Color Up relating to prorated revenues for the month of  August 2021 of the three properties contributed by Color Up. The accrual is reflected within Due to Related Parties on the Consolidated Balance Sheets.

We have agreed to pay for certain tax return preparation services of Color Up and certain member entities of Color Up as well as certain legal services in connection with the Registration Rights Agreement. We incurred an immaterial amount related to these services for the three months ended March 31, 2025.

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

Line of Credit

In September 2024, we entered into a $40.4 million Line of Credit. Mr. Osher, co-chair of the Company’s board of directors, is the managing member of No Street Capital LLC, which serves as the investment manager of the Lenders. For further discussion of the Line of Credit, refer to Note 6 above.

Note 14 — Revision of Previously Issued Financial Statements

During the quarter ended September 30, 2024, the Company identified certain errors impacting our first quarter filing of 2024.  The error resulted from a need to adjust the carrying amount of noncontrolling interest related to conversions of preferred shares into common shares.

Management assessed the materiality of these errors and concluded the misstatements were not material to the unaudited financial statements for the period ended  March 31, 2024. Presented below are revisions to the previously issued financial statements presented in this Form 10-Q.

	For the Three Months Ended March 31, 2024
	As reported	Adjustments	As corrected
	(in thousands, unaudited)
Consolidated Statement of Changes in Equity
Allocation of equity to non-controlling interest	$-	$3,087	$3,087
Additional paid-in capital	$240,994	$24,914	$265,908
Non-controlling interest	$95,177	$(24,914)	$70,263

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a financial review and analysis of our financial condition and results of operations for the three months ended March 31, 2025 and 2024. This discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and the notes thereto and Management’s Discussion and Analysis of Financial Conditions and Results of Operations in our annual report on Form 10-K for the fiscal year ended December 31, 2024. Unless otherwise indicated, references in this Quarterly Report on Form 10-Q (this “Quarterly Report”) to “MIC,” “we,” “us,” “our,” and the “Company” refer to Mobile Infrastructure Corporation and its consolidated subsidiaries.

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

●	our investments in real estate will be subject to the risks typically associated with investing in real estate;
●	uninsured losses or premiums for insurance coverage relating to real property may adversely affect our investor returns;
●	we may not be able to access financing sources on attractive terms, or at all, which could adversely affect our ability to execute our business plan;
●	we have debt, and may incur additional debt; if we are unable to comply with the covenants and restrictions under the Line of Credit, there could be an event of default under the Line of Credit, which could result in an acceleration of repayment;
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
●

other risks and uncertainties discussed in Part I, Item 1A, “Risk Factors” and in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

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

Overview

Mobile Infrastructure Corporation is a Maryland corporation, publicly traded on the NYSE American under the ticker “BEEP.” We focus on acquiring, owning and optimizing parking facilities and related infrastructure, including parking lots, parking garages and other parking structures throughout the United States. We target both parking garage and surface lot properties primarily in the top 50 U.S. Metropolitan Statistical Areas, with proximity to key demand drivers, such as commerce, events and venues, government and institutions, hospitality and multifamily central business districts. As of March 31, 2025, we own 40 parking facilities in 20 separate markets throughout the United States, with a total of approximately 15,100 parking spaces and approximately 5.2 million square feet. We also own approximately 0.2 million square feet of retail/commercial space adjacent to our parking facilities.

The Company is a member of Mobile Infra Operating Company, LLC, a Delaware limited liability company, (the “Operating Company”) and owns substantially all of its assets and conducts substantially all of its operations through the Operating Company. The Operating Company is managed by a board of directors, one appointed by the Company and one appointed by the other members of the Operating Company. Currently, the two directors of the Operating Company are Manuel Chavez, III, our Chief Executive Officer and a director, and Stephanie Hogue, our President and a director. The Company owns approximately 90.0% of the Common Units of the Operating Company. The remaining Common Units are held by certain of our executive officers and directors (directly or indirectly) and outside investors.

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

Managed Property Revenue Contracts

In 2024, 29 of our 40 assets converted to management contracts. We believe asset management contracts provide the opportunity for net operating income growth through more transparent and controlled expense management and will reduce the revenue variability associated with the timing of payments for contract parking agreements. In addition, the move to management contracts properly aligns the incentives and rewards for revenue growth between the third-party operator and the Company. This change is also expected to result in better revenue linearity compared to revenue recognition in our lease agreements, in which lease payments are based on cash collections from operators. Overall, the conversion to management contracts also provides enhanced visibility on the performance of the portfolio within our financial results. Our intent is to convert the remaining assets to asset management contracts by the end of 2027.

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

Same location RevPAS represents Parking Revenue at our assets under management contracts prior to the second quarter of 2024 with the exception of two assets where we do not have sufficient historical data to calculate RevPAS. We believe same location RevPAS is a key performance measure that allows for review of fluctuations in revenue without the impact of portfolio transaction or changes in revenue structure. Average monthly same location RevPAS for March 31, 2025 and 2024 was $184.24 and $192.31, respectively.

Results of Operations for the Three Months Ended March 31, 2025 (dollars in thousands):

	For the Three Months Ended March 31,
	2025	2024	$ Change	% Change
Revenues
Managed property revenue	$6,545	$5,501	$1,044	19.0%
Base rental income	1,459	1,643	(184)	(11.2)%
Percentage rental income	231	1,683	(1,452)	(86.3)%
Total revenues	$8,235	$8,827	$(592)	(6.7)%

Total revenues

The decrease in total revenues for the three months ended March 31, 2025 compared to the same period in 2024 is due primarily to $0.6 million of nonrecurring revenue resulting from collections of remaining 2023 percent rent payments for lease agreements which were converted to management contracts at the beginning of 2024 and $0.1 million of revenue in the first quarter of 2024 that came from properties we sold later in 2024, partially offset by higher average transient rates for the period.

	For the Three Months Ended March 31,
	2025	2024	$ Change	% Change
Operating expenses
Property taxes	$1,872	$1,904	$(32)	(1.7)%
Property operating expense	1,899	1,521	378	24.9%
Depreciation and amortization	2,081	2,093	(12)	(0.6)%
General and administrative	1,908	3,017	(1,109)	(36.8)%
Professional fees	461	689	(228)	(33.1)%
Impairment	—	157	(157)	(100.0)%
Total expenses	$8,221	$9,381	$(1,160)	(12.4)%

Property operating expense

The increase in property operating expense for the three months ended March 31, 2025 compared to the same period in 2024 is due to $0.2 million of additional expense related to properties that converted to management contracts in February or March of 2024, resulting in only a partial period of property operating expenses being incurred during the first quarter of 2024, and $0.1 million due to timing of maintenance work.

General and administrative

The $1.1 million decrease in general and administrative expenses during the three months ended March 31, 2025 compared to the three months ended March 31, 2024 is primarily attributable to the vesting of certain equity compensation awards in 2024 and January 2025 and the non-cash impact of a change in timing of annual equity awards in 2025.

Professional Fees

The $0.2 million decrease in professional fees during the three months ended March 31, 2025 compared to the three months ended March 31, 2024 is primarily attributable to higher utilization of legal and other professional services in the prior year.

Impairment

During the three months ended March 31, 2024, we impaired approximately $0.2 million of our real estate assets as a result of a planned disposition of a property.

	For the Three Months Ended March 31,
	2025	2024	$ Change	% Change
Other
Interest expense, net	$(4,636)	$(2,979)	$(1,657)	55.6%
Loss on sale of real estate	—	(42)	42	(100.0)%
Other expense, net	(82)	(68)	(14)	20.6%
Change in fair value of Earn-Out liability	370	654	(284)	(43.4)%
Total other expense	$(4,348)	$(2,435)	$(1,913)	78.6%

Interest expense

The increase in interest expense of approximately $1.7 million during the three months ended March 31, 2025  compared to the same period in the prior year is primarily attributable to interest expense and loan fee amortization on the Line of Credit entered into in the third quarter of 2024 and the refinancing of the Revolving Credit Facility with the 2034 CMBS Loan in December 2024.

Change in the fair value of the Earn-Out liability

This is non-cash gains or losses as the estimated fair value of the Earn-Out shares change. Fair value fluctuations of the liability during the period are reflected in earnings and are a result of changes in stock price and the remaining duration of the earn-out period.

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

The following table presents our NOI as well as a reconciliation of NOI to Net Loss, the most directly comparable financial measure under U.S. GAAP reported in our consolidated financial statements, for the three nine months ended March 31, 2025 and 2024 (dollars in thousands):

	For the Three Months Ended March 31,
	2025	2024	%
Revenues
Managed property revenue	$6,545	$5,501
Base rental income	1,459	1,643
Percentage rental income	231	1,683
Total revenues	8,235	8,827	(6.7)%
Operating expenses
Property taxes	1,872	1,904
Property operating expense	1,899	1,521
Net Operating Income	4,464	5,402	(17.4)%

Reconciliation
Net loss	(4,334)	(2,989)
Loss on sale of real estate	—	42
Other expense, net	82	68
Change in fair value of Earn-Out liability	(370)	(654)
Interest expense, net	4,636	2,979
Depreciation and amortization	2,081	2,093
General and administrative	1,908	3,017
Professional fees	461	689
Impairment	—	157
Net Operating Income	$4,464	$5,402

Adjusted EBITDA

Adjusted Earnings Before Interest Expense, Taxes, Depreciation and Amortization (“Adjusted EBITDA”) reflects net income (loss) excluding the impact of the following items: interest expense, depreciation and amortization, and the provision for income taxes, for all periods presented. Adjusted EBITDA also excludes stock based compensation expense, non-cash changes in the fair value of the Earn-Out Liability, gains or losses from disposition of real estate assets, impairment write-downs of depreciable property, and Other Income, Net.

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

The following table presents our calculation of Adjusted EBITDA for the three months ended March 31, 2025 and 2024 (dollars in thousands):

	For the Three Month Ended March 31,
	2025	2024

Reconciliation of Net Loss to Adjusted EBITDA Attributable to the Company
Net loss	$(4,334)	$(2,989)
Interest expense, net	4,636	2,979
Depreciation and amortization	2,081	2,093
Impairment	—	157
Change in the fair value of Earn-Out liability	(370)	(654)
Other expense, net	82	68
Loss on sale of real estate	—	42
Equity based compensation	654	1,799
Adjusted EBITDA Attributable to the Company	$2,749	$3,495

Liquidity and Capital Resources

Sources and Uses of Cash

Aside from standard operating expenses, we expect our principal cash demands in both the short term and long term to be for:

●	principal and interest payments on our outstanding indebtedness;
●	capital expenditures;
●	redemption and dividend payments on the Series A Preferred Stock and Series 1 Preferred Stock;
●	funding of our share repurchase program; and
●	acquisitions of assets.

Our principal source of funds will be rental income and managed property revenue at our parking facilities as well as existing cash on hand and the Line of Credit. We also may sell properties that we own or place mortgages on properties that we own to raise capital.

Debt

We have approximately $216.2 million of debt outstanding, with $35.4 million due within twelve months of the date of the filing of this Quarterly Report which is comprised of $28.7 million related to the Line of Credit (as defined herein) and $6.7 million of notes payable. These conditions and events raise substantial doubt about the Company’s ability to continue as a going concern.

We are currently analyzing alternatives in order to satisfy these debt maturities. We plan to refinance the Line of Credit and notes payable prior to their maturities. However, as refinancing is outside of our control, we plan to sell real estate assets as needed to satisfy the obligations. Management has determined it is probable that it will be able to successfully implement these plans.  As such, we have concluded that these plans alleviate substantial doubt about the Company’s ability to continue as a going concern.

During 2024, we have taken steps to both extend and ladder maturities in our debt profile, including:

●	In February 2024, we refinanced $5.5 million of notes payable maturing in March 2024 with a 5-year note for $5.9 million.
●	In September 2024, we entered into a $40.4 million Line of Credit, maturing in September 2025 (the “Line of Credit”). Borrowings under the Line of Credit will accrue interest at a rate of 15.0% per annum, with interest payable in arrears at maturity or upon repayment of any principal amount borrowed under the Line of Credit. Future draws on the Line of Credit are only to be used for redemption payments on the Series A Preferred Stock and Series 1 Preferred Stock, unpaid dividends on the Series A Preferred Stock and Series 1 Preferred Stock and funding of the share repurchase program.
●	In December 2024, we refinanced a $7.2 million note payable with a three-year note for $12 million.
●	In December 2024, we entered into a $75.5 million, 10-year CMBS financing agreement (the “2034 CMBS Loan”). The 2034 CMBS Loan bears a fixed annual interest rate of 7.755% and is secured by a pool of seven properties. Proceeds of the 2034 CMBS Loan were used to repay and discharge the Revolving Credit Facility and refinance a property-level loan.

Certain lenders may require reserves related to capital improvements, insurance, and excess cash. These lender-required reserves make up the majority of our restricted cash amounts as of March 31, 2025.

Asset Acquisitions

Our future acquisitions or development of properties cannot be accurately projected because such acquisitions or development activities depend upon available opportunities that come to our attention and upon our ability to successfully acquire, develop and lease such properties. However, we have identified a pipeline of acquisition opportunities that we believe is bespoke and actionable, while being largely off-market and unavailable to our competitors. As of March 31, 2025, we have identified and are evaluating several parking facilities as potential acquisition targets. However, we are unlikely to acquire additional parking facilities until more favorable financial market conditions are realized. We are also evaluating the potential disposition of certain properties in our portfolio, the proceeds of which we could redeploy into potential acquisition targets.

Distributions and redemptions

In September 2024, we paid all accrued and unpaid dividends for the past dividend periods on the Series A Preferred Stock and Series 1 Preferred Stock. Additionally, we declared monthly dividend payments on the Series A Preferred Stock and Series 1 Preferred Stock for each month beginning September 2024 through March 2025. The payment of future dividends is subject to the Board’s discretion and will be determined by the Board based on the Company’s financial condition and such other considerations as the Board deems relevant. Additionally, in September 2024, we began electing to redeem shares of Series A Preferred Stock and Series 1 Preferred Stock for cash rather than converting to common stock. Proceeds from the Line of Credit are used to pay the stated value of the shares redeemed for cash as well as the accrued and unpaid dividends for past dividend periods.

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

Sources and Uses of Cash

The following table summarizes our cash flows for the three months ended March 31, 2025 and 2024 (dollars in thousands):

	For the Three Months Ended March 31,
	2025	2024
Net cash (used in) operating activities	$(1,530)	$(1,357)
Net cash provided by (used in) investing activities	$2,931	$(409)
Net cash (used in) financing activities	$(1,069)	$(1,001)

Comparison of the three months ended March 31, 2025 to the three months ended March 31, 2024:

Cash flows from operating activities

During the three months ended March 31, 2025, $1.5 million of cash was used in operating activities compared with $1.4 million used in operating activities during the same period in 2024, an increase of $0.1 million. The cash used in operating activities for the three months ended March 31, 2025 was primarily attributable to cash paid for interest, changes in working capital and NOI results for the period. The cash used in operating activities for the three months ended March 31, 2024 was primarily attributable to payment of certain general and administrative and professional fees and changes in working capital which offset the benefit of NOI results for the period.

Cash flows from investing activities

During the three months ended March 31, 2025, $2.9 million of cash was provided by investing activities compared with $0.4 million used in investing activities during the same period in 2024, an increase of $3.3 million. The cash provided by investing activities for the three months ended March 31, 2025 was primarily attributable to proceeds from the repayment of a note receivable, partially offset by routine and strategic capital expenditures. The cash used in investing activities during the three months ended March 31, 2024 was primarily attributable to capital expenditures and payments on sale of one parking asset in February 2024 as the sale was financed with the note receivable.

Cash flows from financing activities

During the three months ended March 31, 2025, $1.1 million of cash was used in financing activities compared with $1.0 million used in financing activities during the same period in 2024, an increase of $0.1 million. The cash used in financing activities for the three months ended March 31, 2025 was primarily attributable to principal debt payments as well as distribution and redemption payments on the Series 1 Preferred Stock and Series A Preferred Stock, partially offset by draws on the Line of Credit. The cash used in financing activities during the three months ended March 31, 2024 was primarily attributable to the refinancing of certain notes payable and related loan fees.

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

Critical Accounting Policies

Our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the U.S. Securities and Exchange Commission (the "SEC") on March 11, 2025, contains a description of our critical accounting policies and estimates, including those relating to merger accounting and impairment of long-lived assets. There have been no significant changes to our critical accounting policies during 2025.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 under the Exchange Act and are not required to provide the information under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), prior to filing this Quarterly Report. Based on this evaluation, our principal executive and principal financial officer concluded that, as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures were effective.

Changes in Internal Control

There was no change in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act during the period covered by this Quarterly Report, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Refer to Note 12 — Commitments and Contingencies in Part I, Item 1 Notes to the Consolidated Financial Statements of this Quarterly Report, which information is incorporated herein by reference.

Item 1A. Risk Factors

There have been no material changes from the risk factors set forth in our annual report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 11, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a) Recent Sales of Unregistered Securities

None.

b) Issuer Purchases of Equity Securities

On September 11, 2024, the Company announced that the Board authorized a share repurchase program for the repurchase of up to $10,000,000 of shares of Common Stock. The following table summarizes the share repurchase activity for the three months ended March 31, 2025. The average price paid per share includes broker commissions.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs

January 1 - 31, 2025	—	$ —	—	$ 8,674,139
February 1 - 28, 2025	54,849	$ 3.15	54,849	$ 8,501,108
March 1 - 31, 2025	27,347	$ 3.37	27,347	$ 8,408,955

Item 5. Other Information

Rule 10b5-1 Plan Adoptions and Modifications

During the quarter ended March 31, 2025, no directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

Item 6. Exhibits

The exhibits filed as part of this Quarterly Report are listed in the index to exhibits immediately preceding such exhibits, which index to exhibits is incorporated herein by reference.

Exhibit No.	Description of Exhibit	Form	Exhibit or Annex	Filing Date	File Number
3.1	Articles of Incorporation of MIC	8-K	3.1	August 31, 2023	001-40415
3.2	Articles of Merger (effecting the change of the name of MIC to “Mobile Infrastructure Corporation”)	8-K	3.2	August 31, 2023	001-40415
3.3	Bylaws of MIC	8-K	3.3	August 31, 2023	001-40415
31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Co-Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3*	Certification of Co-Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer and Co-Principal Financial Officers Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Linkbase Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

#	Certain of the exhibits or schedules of this Exhibit have been omitted in accordance with Item 601(a)(5) of Regulation S-K. The registrant agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.
*	Filed concurrently herewith
**	This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Mobile Infrastructure Corporation

Date: May 13, 2025	By:	/s/ Manuel Chavez
Manuel Chavez
Chief Executive Officer
(Principal Executive Officer)

Date: May 13, 2025	By:	/s/ Stephanie Hogue
Stephanie Hogue
President
(Co-Principal Financial Officer)

Date: May 13, 2025	By:	/s/ Paul Gohr
Paul Gohr
Chief Financial Officer
(Co-Principal Financial Officer and Principal Accounting Officer)