Form 10-Q
period 2025-06-30
Mobile Infrastructure Corp
filed 2025-08-12
CIK 1847874

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark one)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number: 001-40415

MOBILE INFRASTRUCTURE CORPORATION
(Exact name of registrant as specified in its charter)

Maryland	32-0777356
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

30 W. 4th Street
Cincinnati, Ohio	45202
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (513) 834-5110

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbols(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	BEEP	The Nasdaq Stock Market LLC

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

As of August 1, 2025, there were 42.7 million shares of the registrant's common stock outstanding.

PART I            Financial Information

Item 1.  Financial Statements

MOBILE INFRASTRUCTURE CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	As of June 30, 2025	As of December 31, 2024
	(unaudited)
ASSETS
Investments in real estate
Land and improvements	$157,922	$157,922
Buildings and improvements	260,181	259,750
Construction in progress	92	13
Intangible assets	10,063	10,063
	428,258	427,748
Accumulated depreciation and amortization	(42,959)	(38,018)
Total investments in real estate, net	385,299	389,730

Cash and cash equivalents	10,621	10,655
Cash – restricted	5,234	5,164
Accounts receivable, net	3,321	3,516
Note receivable	—	3,120
Other assets	1,098	2,877
Total assets	$405,573	$415,062
LIABILITIES AND EQUITY
Liabilities
Notes payable, net	$184,745	$185,921
Line of credit	29,535	27,238
Accounts payable and accrued expenses	10,896	10,634
Accrued preferred distributions and redemptions	319	596
Earn-Out Liability	700	935
Due to related parties	470	467
Total liabilities	226,665	225,791

Equity
Mobile Infrastructure Corporation Stockholders’ Equity
Preferred stock Series A, $0.0001 par value, 50,000 shares authorized, 1,874 and 1,949 shares issued and outstanding, with a stated liquidation value of $1,874,000 and $1,949,000 as of June 30, 2025 and December 31, 2024, respectively	—	—
Preferred stock Series 1, $0.0001 par value, 97,000 shares authorized, 15,547 and 18,165 shares issued and outstanding, with a stated liquidation value of $15,547,000 and $18,165,000 as of June 30, 2025 and December 31, 2024, respectively	—	—
Preferred stock Series 2, $0.0001 par value, 60,000 shares authorized, 46,000 issued and converted (stated liquidation value of zero as of June 30, 2025 and December 31, 2024)	—	—
Common stock, $0.0001 par value, 500,000,000 shares authorized, 40,785,127 and 40,376,974 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	2	2
Warrants issued and outstanding – 2,553,192 warrants as of June 30, 2025 and December 31, 2024	3,319	3,319
Additional paid-in capital	305,510	306,718
Accumulated deficit	(148,196)	(140,056)
Total Mobile Infrastructure Corporation Stockholders’ Equity	160,635	169,983
Non-controlling interest	18,273	19,288
Total equity	178,908	189,271
Total liabilities and equity	$405,573	$415,062

The accompanying notes are an integral part of these consolidated financial statements.

MOBILE INFRASTRUCTURE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts, unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Revenues
Managed property revenue	$7,441	$7,226	$13,986	$12,727
Base rental income	1,447	1,523	2,906	3,166
Percentage rental income	104	517	335	2,200
Total revenues	8,992	9,266	17,227	18,093

Operating expenses
Property taxes	1,779	1,809	3,651	3,713
Property operating expense	1,778	1,824	3,677	3,345
Depreciation and amortization	2,867	2,096	4,948	4,189
General and administrative	2,071	2,909	3,979	5,926
Professional fees	352	260	813	949
Impairment	—	—	—	157
Total expenses	8,847	8,898	17,068	18,279

Other
Interest expense, net	(4,704)	(3,087)	(9,340)	(6,066)
Loss on sale of real estate	—	—	—	(42)
Other income (expense), net	33	(60)	(49)	(128)
Change in fair value of Earn-Out Liability	(135)	310	235	964
Total other expense	(4,806)	(2,837)	(9,154)	(5,272)

Net Loss	(4,661)	(2,469)	(8,995)	(5,458)
Net loss attributable to non-controlling interest	(411)	(1,112)	(855)	(2,003)
Net loss attributable to Mobile Infrastructure Corporation’s stockholders	$(4,250)	$(1,357)	$(8,140)	$(3,455)

Preferred stock distributions declared - Series A	(27)	(34)	(55)	(71)
Preferred stock distributions declared - Series 1	(221)	(452)	(462)	(943)
Net loss attributable to Mobile Infrastructure Corporation’s common stockholders	$(4,498)	$(1,843)	$(8,657)	$(4,469)

Basic and diluted loss per weighted average common share:
Net loss per share attributable to Mobile Infrastructure Corporation’s common stockholders - basic and diluted	$(0.11)	$(0.06)	$(0.21)	$(0.16)
Weighted average common shares outstanding, basic and diluted	40,660,453	29,225,378	40,592,459	28,731,365

The accompanying notes are an integral part of these consolidated financial statements.

MOBILE INFRASTRUCTURE CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

FOR THE THREE and six months ended June 30, 2025

(In thousands, except share amounts, unaudited)

	Preferred stock		Common stock
	Number of Shares	Par Value	Number of Shares	Par Value	Warrants	Additional Paid-in Capital	Accumulated Deficit	Non-controlling interest	Total
Balance, December 31, 2024	20,114	$—	40,376,974	$2	$3,319	$306,718	$(140,056)	$19,288	$189,271
Equity-based payments	—	—	196,896	—	—	369	—	742	1,111
Distributions to non-controlling interest holders	—	—	—	—	—	—	—	(47)	(47)
Share repurchase program	—	—	(82,196)	—	—	(265)	—	—	(265)
Redemptions - Series 1	(1,090)	—	—	—	—	(1,397)	—	—	(1,397)
Redemptions - Series A	(60)	—	—	—	—	(75)	—	—	(75)
Declared distributions – Series A ($14.38 per share)	—	—	—	—	—	(28)	—	—	(28)
Declared distributions – Series 1 ($13.75 per share)	—	—	—	—	—	(241)	—	—	(241)
Net loss	—	—	—	—	—	—	(3,890)	(444)	(4,334)
Balance, March 31, 2025	18,964	$—	40,491,674	$2	$3,319	$305,081	$(143,946)	$19,539	$183,995

Equity-based payments	—	—	18,116	—	—	250	—	597	847
Distributions to non-controlling interest holders	—	—	—	—	—	—	—	(46)	(46)
Share repurchase program	—	—	(5,943)	—	—	(22)	—	—	(22)
Redemptions - Series 1	(1,528)	—	—	—	—	(957)	—	—	(957)
Redemptions - Series A	(15)	—	—	—	—	—	—	—	—
Declared distributions – Series A ($14.38 per share)	—	—	—	—	—	(27)	—	—	(27)
Declared distributions – Series 1 ($13.75 per share)	—	—	—	—	—	(221)	—	—	(221)
Allocation of equity to non-controlling interest	—	—	281,280	—	—	1,406	—	(1,406)	—
Net loss	—	—	—	—	—	—	(4,250)	(411)	(4,661)
Balance, June 30, 2025	17,421	$—	40,785,127	$2	$3,319	$305,510	$(148,196)	$18,273	$178,908

MOBILE INFRASTRUCTURE CORPORATION

CONSOLIDATED STATEMENTS OF CHANGE IN EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024

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

MOBILE INFRASTRUCTURE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	For the Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(8,995)	$(5,458)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization expense	4,948	4,189
Amortization of loan costs	1,209	384
Gain on settlement of liability	—	(295)
Loss on interest rate hedge	179	55
Loss on sale of real estate	—	42
Equity based payment	1,488	3,409
Impairment	—	157
Change in fair value of Earn-Out Liability	(235)	(964)
Changes in operating assets and liabilities
Due to/from related parties	3	(18)
Accounts payable and accrued expenses	596	(1,566)
Other assets	853	459
Accounts receivable	195	(1,405)
Net cash provided by (used in) operating activities	241	(1,011)
Cash flows from investing activities:
Capital expenditures	(551)	(351)
Insurance reimbursement for capital expenditures	120	—
Proceeds from note receivable	3,120	—
Payments on sale of investment in real estate	—	(155)
Net cash provided by (used in) investing activities	2,689	(506)
Cash flows from financing activities:
Proceeds from Line of Credit	2,298	—
Payments on notes payable	(1,455)	(7,084)
Proceeds from notes payable	—	5,900
Distributions to non-controlling interest holders	(93)	(92)
Loan fees	—	(604)
Share repurchase plan	(287)	—
Shares repurchased for vesting of employee awards	(135)	—
Preferred redemption payments	(2,693)	—
Preferred dividend payments	(529)	—
Net cash used in financing activities	(2,894)	(1,880)
Net change in cash and cash equivalents and restricted cash	36	(3,397)
Cash and cash equivalents and restricted cash, beginning of period	15,819	16,711
Cash and cash equivalents and restricted cash, end of period	$15,855	$13,314

Reconciliation of Cash and Cash Equivalents and Restricted Cash:
Cash and cash equivalents at beginning of period	$10,655	$11,134
Restricted cash at beginning of period	5,164	5,577
Cash and cash equivalents and restricted cash at beginning of period	$15,819	$16,711

Cash and cash equivalents at end of period	$10,621	$8,690
Restricted cash at end of period	5,234	4,624
Cash and cash equivalents and restricted cash at end of period	$15,855	$13,314

Supplemental disclosures of cash flow information:
Interest paid	$5,881	$5,721
Non-cash investing and financing activities:
Distributions declared not yet paid	$80	$1,014
Requested preferred redemptions not yet paid	$239	$—
Accrued capital expenditures	$89	$16
Accrued preferred distributions paid in common stock	$—	$1,613
Right of use asset and lease liability	$—	$332
Note receivable related to disposition of property	$—	$3,120
Equity shares issued in exchange for accrued compensation	$—	$1,301

The accompanying notes are an integral part of these consolidated financial statements.

MOBILE INFRASTRUCTURE CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025

(UNAUDITED)

Note 1 — Organization and Business Operations

Mobile Infrastructure Corporation (“MIC,” “we,” “us,” “our,” and the “Company”) is a Maryland corporation, publicly traded on The Nasdaq Stock Market LLC under the ticker “BEEP.” We focus on acquiring, owning and optimizing parking facilities and related infrastructure, including parking lots, parking garages and other parking structures throughout the United States. We target both parking garage and surface lot properties primarily in the top 50 U.S. Metropolitan Statistical Areas, with proximity to key demand drivers, such as commerce, events and venues, government and institutions, hospitality and multifamily central business districts. As of June 30, 2025, we own 40 parking facilities in 20 separate markets throughout the United States, with a total of approximately 15,100 parking spaces and approximately 5.2 million square feet. We also own approximately 0.2 million square feet of retail/commercial space adjacent to our parking facilities.

The Company is a member of Mobile Infra Operating Company, LLC, a Delaware limited liability company, (the “Operating Company”) and owns substantially all of its assets and conducts substantially all of its operations through the Operating Company. The Operating Company is managed by a board of directors, one appointed by the Company and one appointed by the other members of the Operating Company. Currently, the two directors of the Operating Company are Manuel Chavez, III, the Executive Chairman of the Company's Board of Directors (the "Board"), and Stephanie Hogue, our President, Chief Executive Officer and a member of the Board. The Company owns approximately 90.5% of the Common Units of the Operating Company. The remaining Common Units are held by certain of our executive officers and directors (directly or indirectly) and outside investors.

Note 2 — Summary of Significant Accounting Policies

Basis of Accounting

Our consolidated financial statements are prepared on the accrual basis of accounting and in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information as contained in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), and in conjunction with rules and regulations of the SEC. Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary to give a fair presentation of operating results for the periods presented have been included. Operating results for the three and six months ended June 30, 2025, are not necessarily indicative of the results that may be expected for the year ending December 31, 2025. There were no significant changes to our significant accounting policies during the six months ended June 30, 2025. For a full summary of our accounting policies, refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 filed with the SEC on March 11, 2025.

Going Concern

The accompanying consolidated financial statements are prepared in accordance with GAAP applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The going concern basis assumes that we will be able to meet our obligation and continue our operation one year from the date of the filing of this quarterly report on Form 10-Q (this “Quarterly Report”), which is dependent upon our ability to effectively implement plans related to the Line of Credit and notes payable that matures within one year after the date of the filing of the Quarterly Report.

We have incurred net losses since our inception and anticipate net losses for the near future. We have $39.5 million of debt due within twelve months of the date of the filing of the Quarterly Report which is comprised of $29.5 million related to the Line of Credit (as defined herein) and $10.0 million of notes payable. Additionally, the Line of Credit has $3.2 million of accrued interest that is due upon maturity. We do not currently have sufficient cash on hand, liquidity or projected cash flows to repay these outstanding amounts and related interest due upon maturity. These conditions and events raise substantial doubt about the Company’s ability to continue as a going concern.

We have analyzed alternatives in order satisfy these debt maturities. Management has approved a plan to execute a new debt agreement to pay down a portion of the Line of Credit. As part of the new debt agreement, we will also refinance certain notes payable prior to their maturity. However, as the refinancing is outside of our control, we plan to sell real estate assets as needed and have the ability to extend the maturity or defer the Line of Credit through December 31, 2025, in order to allow us to sell properties on an orderly basis, if necessary. Management has determined it is probable that it will be able to successfully implement these plans. As such, we have concluded that these plans alleviate substantial doubt about the Company’s ability to continue as a going concern.

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

Concentration

Our operators  may act as agents collecting revenues on our behalf or  may act as lessee if under a lease agreement. The revenue from locations where Metropolis Technologies, Inc. (“Metropolis”) acts as either a lease tenant or an operator agent represented 56.2% and 56.9% of our revenue, excluding commercial revenue, for the six months ended June 30, 2025 and 2024, respectively. Revenue from locations where LAZ Parking (“LAZ”) acts as either a lease tenant or an operator agent represented 15.8% of our revenue, excluding commercial revenue, for the six months ended June 30, 2025.  Revenue from LAZ locations for the six months ended June 30, 2024 was not significant.

In addition, we had concentrations in Cincinnati (19%), Detroit (10%), and Chicago (9%) based on gross book value of real estate as of both June 30, 2025 and December 31, 2024.

We had concentrations of our outstanding accounts receivable balance with Metropolis (30.4% and 31.9%) as of June 30, 2025 and  December 31, 2024, respectively. The majority of these receivable balances represent cash paid by parkers that was collected on our behalf by these operators.

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

The One Big Beautiful Bill Act (“OBBBA”) was enacted on July 4, 2025 and the Company continues to evaluate the impact on its financial position. The OBBBA is not currently expected to materially impact the Company’s effective tax rate or cash flows in the current fiscal year.

Lessor Accounting

All our leases are classified as operating leases. The majority of variable lease payments for operating leases are recorded as Percentage Rental Income within the Consolidated Statements of Operations. Certain of our lease agreements provide for tenant reimbursements of property taxes and other operating expenses that are variable depending upon the applicable expenses incurred. These reimbursements are accrued as Base Rental Income in our Consolidated Statements of Operations and were not significant during the three and six months ended June 30, 2025 and 2024. No significant changes to our leases have occurred during the six months ended June 30, 2025.

Recently Issued Accounting Standards

The following table provides a brief description of recent accounting pronouncements that could have a material effect on our consolidated financial statements:

Standard	Description	Planned Date of Adoption	Effect on Financial Statements or Other Significant Matters
ASU 2023-09—Income Taxes (TOPIC 740): Improvements to Income Tax Disclosures	The amendments require additional categories within the tax rate reconciliation and provide additional information on reconciling items that are 5% or more.	December 31, 2025	We are currently evaluating the impact the adoption of this standard will have on our disclosures.
ASU 2024-03—Income Statement: Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40)	This amendment requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements for public business entities.	December 31, 2027	We are currently evaluating the impact the adoption of this standard will have on our disclosures.

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

Disaggregated revenue for the three and six months ended June 30, 2025 and 2024 are as follows (dollars in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Transient Parkers	$4,931	$4,697	$9,017	$7,971
Contract Parkers	2,468	2,464	4,884	4,628
Ancillary Revenue (1)	42	65	85	128
Total Managed Property Revenue	$7,441	$7,226	$13,986	$12,727

(1)	Ancillary revenue includes contracted revenue for other uses outside of parking, such as billboard revenue, and is recognized over time.

Contract balances

The timing of revenue recognition, billings and cash collections results in accounts receivable and contract liabilities. Accounts receivable represent amounts where we have an unconditional right to the consideration and therefore only the passage of time is required for us to receive consideration due from the customer. Receivables  may be from parking customers who have a contractual obligation to pay for their usage or from the operators of the facilities who have collected parking fees on our behalf. As of June 30, 2025 and 2024, we had $3.1 million and $3.4 million of outstanding accounts receivable, respectively, related to our managed property revenue.

It is our standard procedure to bill Contract Parkers in the month prior to when they will be using the facility in accordance with agreed-upon contractual terms. Billing typically occurs prior to revenue recognition, resulting in contract liabilities. The majority of any contract liability will be recognized at end of the following month. Changes in deferred revenue primarily include prepayments for future parking months and recognition of previously deferred revenue. No material amounts in deferred revenue represent prepayments for a period longer than a single month. As of June 30, 2025 and 2024, we had approximately $0.3 million of deferred managed property revenue, respectively, included in Accounts Payable and Accrued Expenses on the Consolidated Balance Sheets.

Note 4 — Acquisitions and Dispositions of Investments in Real Estate

2024

In  February 2024, we disposed of our Cincinnati Race Street location for $3.2 million, resulting in a loss on sale of real estate of approximately $0.1 million. As part of the agreement, we entered into a financing arrangement with the buyer with the property as collateral. Under the terms of the financing arrangement, the buyer paid interest of 8.0% on a $3.12 million dollar note.  The note receivable was paid in full in February 2025.

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

Note 5 — Intangible Assets

A schedule of our intangible assets and related accumulated amortization as of June 30, 2025 and December 31, 2024 is as follows (dollars in thousands):

	As of June 30, 2025		As of December 31, 2024
	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
In-place lease value	$2,418	$2,221	$2,418	$2,119
Indefinite lived contract	3,160	—	3,160	—
Acquired technology	4,485	2,544	4,485	1,498
Total intangible assets	$10,063	$4,765	$10,063	$3,617

Amortization of the in-place lease value and acquired technology are included in Depreciation and Amortization in our Consolidated Statements of Operations. Amortization expense associated with intangible assets totaled approximately $1.0 million and $0.2 million for the three months ended  June 30, 2025 and 2024 and approximately $1.1 million and $0.4 million for the six months ended  June 30, 2025 and 2024, respectively. In the second quarter of 2025, we finalized a plan to phase out the use of our acquired technology, Inigma software, by the end of the year. This triggered a change in the useful life of the asset to the remainder of 2025. As a result of this change in estimate, amortization expense will increase $0.8 million quarterly and will result in a $0.02 loss per share attributable to the Company's common stockholders through the remainder of 2025.

Estimated future amortization of intangible assets as of June 30, 2025 for each of the next five years is as follows (dollars in thousands):

	In-place lease value	Acquired technology
2025 (Remainder)	$78	$1,843
2026	105	33
2027	14	33
2028	—	32
Thereafter	—	—
	$197	$1,941

Note 6 — Debt

As of June 30, 2025 and December 31, 2024, the principal balances on notes payable are as follows (dollars in thousands):

	Interest	Loan	Balance as	Balance as
Loan	Rate	Maturity	of June 30, 2025	of December 31, 2024
MVP Houston Saks Garage, LLC	4.25%	8/6/2025	2,674	2,735
Minneapolis City Parking, LLC	4.50%	5/1/2026	3,975	4,059
MVP Bridgeport Fairfield Garage, LLC	4.00%	8/1/2026	3,315	3,387
West 9th Properties II, LLC	4.50%	11/1/2026	4,098	4,181
MVP Fort Worth Taylor, LLC	4.50%	12/1/2026	10,202	10,408
MVP Detroit Center Garage, LLC	5.52%	2/1/2027	25,540	25,913
2027 KeyBank Loan Pool (1)	4.90%	5/1/2027	10,926	11,094
2027 Cantor Commercial Real Estate Loan Pool (2)	5.03%	5/6/2027	16,250	16,250
St Louis Cardinal Lot DST, LLC	5.25%	5/31/2027	6,000	6,000
MVP Preferred Parking, LLC	5.02%	8/1/2027	10,663	10,789
Mabley Place Garage, LLC (5)	7.29%	12/4/2027	11,930	12,000
2029 KeyBank Loan Pool (3)	7.94%	3/1/2029	5,811	5,843
2034 CMBS Loan (4)	7.76%	12/6/2034	75,320	75,500
Less unamortized loan issuance costs			(1,959)	(2,238)
			$184,745	$185,921

(1)

2027 KeyBank Loan Pool is secured by the following properties: St. Paul Holiday Garage, LLC, MVP St. Louis Washington, Cleveland Lincoln Garage, LLC, MVP Denver Sherman, LLC, MVP Milwaukee Arena Lot, LLC and MVP Denver 1935 Sherman, LLC.

(2)

2027 Cantor Commercial Real Estate Loan Pool is secured by the following properties: MVP Louisville Broadway Station, LLC, MVP Whitefront Garage, LLC, MVP Houston Preston Lot, LLC, MVP Houston San Jacinto Lot, LLC, St. Louis Broadway, LLC, St. Louis Seventh & Cerre, LLC and MVP Indianapolis Meridian Lot, LLC.

(3)	2029 KeyBank Loan Pool is secured by MVP Memphis Poplar, LLC and MVP St. Louis, LLC.
(4)	2034 CMBS Loan is secured by the following properties: 1W7 Carpark, LLC, 222 W 7th Holdco, LLC, 222 Sheridan Bricktown Garage, LLC, 322 Streeter Holdco, LLC, Denver 1725 Champa Street Garage, LLC, MVP Hawaii Marks Garage, LLC and MVP Indianapolis City Park Garage, LLC.
(5)	As mentioned below, the interest rate on the Mabley Place Garage, LLC loan was SOFR plus a spread of 3.25% until the interest rate swap agreement began in March 2025 which fixed SOFR to a rate of 7.29%.

In December 2024, we entered into a 10-year, $75.5 million CMBS financing with Argentic Real Estate Finance 2 LLC (the “2034 CMBS Loan”). The 2034 CMBS Loan bears a fixed annual interest rate of 7.76% and is secured by a pool of seven properties. The Loan agreement contains customary covenants and reserve requirements. The Operating Company serves as a non-recourse guarantor and is required to maintain a net worth in excess of $40.0 million. The fees associated with entering into the 2034 CMBS Loan of approximately $1.5 million are being amortized over the term of the loan to Interest Expense on the Consolidated Statement of Operations.

For many of our loan agreements, reserve funds are required for repairs and replacements, real estate taxes, and insurance premiums. Some notes contain various terms and conditions including debt service coverage ratios and debt yield limits. As of June 30, 2025, borrowers for two of the Company’s loans totaling $41.8 million, failed to meet certain loan covenants. As a result, we are subject to additional cash management procedures, which resulted in approximately $1.4 million of restricted cash as of June 30, 2025. In order to exit cash management, certain debt service coverage ratios or debt yield tests must be exceeded for two consecutive quarters to return to less restrictive cash management procedures.

As of June 30, 2025, future principal payments on notes payable are as follows (dollars in thousands):

2025 (remainder)	$4,228
2026	23,441
2027	79,073
2028	522
2029	5,986
Thereafter	73,454
Total	$186,704

Line of Credit

In  September 2024, we entered into a $40.4 million revolving credit facility agreement with Harvest Small Cap Partners, L.P. and Harvest Small Cap Partners Master, Ltd. (collectively, the “Lenders”) maturing in  September 2025 (the “Line of Credit”). Borrowings under the Line of Credit will accrue interest at a rate of 15.0% per annum, with interest payable in arrears at maturity or upon repayment of any principal amount borrowed under the Line of Credit. After certain amounts paid with the initial proceeds, the Line of Credit may only be used for redemption payments on the Series A Preferred Stock and Series 1 Preferred Stock and funding of the share repurchase program, discussed below. The Line of Credit includes provisions for defaults on recourse indebtedness in an aggregate amount equal to or exceeding $25 million and non-recourse indebtedness in an aggregate amount equal to or exceeding $50 million. Mr. Osher, Chair of the Board, is the managing member of No Street Capital LLC, which serves as the investment manager of the Lenders.

We issued 500,000 shares of common stock to the Lenders at the closing date, which is considered a debt issuance cost of approximately $1.8 million and recorded in Other Assets on our Consolidated Balance Sheet and amortized over the one-year term to Interest Expense on the Consolidated Statement of Operations. Unamortized loan fees as of June 30, 2025 were approximately $0.3 million.

As of June 30, 2025, approximately $29.5 million was outstanding under the Line of Credit.

Interest Rate Swap

In  December 2024, we entered an interest rate swap agreement to coincide with the refinance of Mabley Place Garage, LLC, which will mature in December 2027, the value of which was immaterial as of December 31, 2024. The value of the interest rate swap was $0.2 million as of June 30, 2025 and is recorded within Accounts Payable and Accrued Expenses on our Consolidated Balance Sheet. The arrangement was for a notional amount of $12.0 million and fixed SOFR to a rate of 7.29% beginning in March 2025. Our use of derivative instruments is limited to this interest rate cap to manage interest rate exposure. The principal objective of this arrangement is to minimize the risks and costs associated with our financial structure, which are in part determined by interest rates. We have elected not to use hedge accounting due to the short-term duration of the arrangement and, as such, will reflect changes in fair value of the arrangement within our Consolidated Statements of Operations.

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

Series 1 Preferred Stock and Series A Preferred Stock Distributions

On  September 11, 2024, the Board declared payment of accrued and unpaid dividends for all past dividend periods on the Series 1 Preferred Stock and Series A Preferred Stock. Additionally, we declared monthly dividend payments on the Series A Preferred Stock and Series 1 Preferred Stock for each subsequent month through June 2025. The payment of future dividends is subject to the Board’s discretion and will be determined by the Board based on the Company’s financial condition, applicable law and such other considerations as the Board deems relevant.

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

During the six months ended June 30, 2025, approximately 2,600 shares of the Series 1 Preferred Stock and approximately 80 shares of Series A Preferred Stock were redeemed for cash. In addition, requested redemptions at June 30, 2025 of approximately 240 shares with a stated value of approximately $0.2 million of Series 1 Preferred Stock and Series A Preferred Stock were reclassified to Accrued Preferred Distributions and Redemptions on the Consolidated Balance Sheet, as we intend to redeem the shares for cash. During the six months ended June 30, 2025, no shares of Series 1 Preferred Stock or Series A Preferred Stock were converted to shares of common stock.

During the six months ended June 30, 2024, approximately 5,200 shares of Series 1 Preferred Stock and approximately 500 shares of Series A Preferred Stock converted to approximately 1.7 million and 0.2 million shares of common stock, respectively. No shares of Series 1 Preferred Stock or Series A Preferred Stock were redeemed for cash during the six months ended June 30, 2024.

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

Convertible Non-controlling Interests

As of June 30, 2025, the Operating Company had approximately 45.1 million Common Units outstanding, excluding any equity incentive units granted and the Earn-Out Shares, as defined below. Beginning six months after first acquiring Common Units, each member will have the right to redeem the Common Units for either cash or common stock on a one-for-one basis, subject to both our discretion and the terms and conditions set forth in the limited liability company agreement of the Operating Company (the “Operating Agreement”). During the six months ended June 30, 2025, 0.3 million Common Units were converted to shares of common stock on a one-for-one basis. No Common Units were converted to shares of common stock during the six months ended June 30, 2024.

The Common Units not held by the Company outstanding as of June 30, 2025 are classified as noncontrolling interests within permanent equity on our Consolidated Balance Sheet.

Share Repurchase Program

In  September 2024, the Board authorized a share repurchase program of up to $10 million of shares of our outstanding common stock. Repurchases  may be made from time to time through open market purchases or through privately negotiated transactions subject to market conditions, applicable legal requirements and other relevant factors. Open market repurchases  may be structured to occur in accordance with the requirements of Rule 10b- 18 of the Securities Exchange Act of 1934, as amended. We  may also enter into Rule 10b5- 1 plans to facilitate repurchases of our shares under this authorization. During the three and six months ended June 30, 2025, we repurchased 5,943 and 88,139 shares under the program, for a cost of approximately $22,000 and $287,000, respectively.

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

The following table sets forth a roll forward of all incentive equity awards for the six months ended June 30, 2025:

	Number of Incentive Equity Awards	Weighted Avg Grant Date Fair Value Per Share
Unvested - January 1, 2025	3,630,629	6.59
Granted	661,083	4.50
Vested	(526,451)	4.50
Forfeited	—	—
Unvested - June 30, 2025	3,765,261	$6.52

We recognized $0.8 and $1.5 million and $1.6 and $3.4 million of equity-based compensation expense for the three and six months ended June 30, 2025 and 2024, respectively, which is included in General and Administrative in the Consolidated Statements of Operations. Included in the expense were equity awards granted in lieu of salary amounts. The remaining unrecognized compensation cost of approximately $4.3 million will be recognized over a weighted average term of 2.2 years. Performance based awards are valued at target and  may have the ability to earn additional or fewer shares based on level of achievement.

Note 9 — Earnings Per Share

Basic and diluted loss per weighted average common share (“EPS”) is calculated by dividing net income (loss) attributable to our common stockholders, including any participating securities, by the weighted average number of shares outstanding for the period. We include the effect of participating securities in basic and diluted earnings per share computations using the two-class method of allocating distributed and undistributed earnings when the two-class method is more dilutive than the treasury stock method. Outstanding warrants and stock-based compensation were antidilutive as a result of the net loss for the three and six months ended June 30, 2025 and 2024 and therefore were excluded from the dilutive calculation. We include unvested performance units as contingently issuable shares in the computation of diluted EPS once the market criteria are met, assuming that the end of the reporting period is the end of the contingency period. We had 3.8 and 4.1 million unvested service- and performance-based awards which are considered antidilutive to the dilutive loss per share calculation for the three and six months ended June 30, 2025 and 2024, respectively.

The following table reconciles the numerator and denominator used in computing our basic and diluted per-share amounts for net loss attributable to common stockholders for the three and  six months ended June 30, 2025 and 2024 (dollars in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Numerator:
Net loss attributable to MIC	$(4,498)	$(1,843)	$(8,657)	$(4,469)
Net loss attributable to participating securities	—	—	—	—
Net loss attributable to MIC common stock	$(4,498)	$(1,843)	$(8,657)	$(4,469)
Denominator:
Basic and dilutive weighted average shares of common stock outstanding	40,660,453	29,225,378	40,592,459	28,731,365
Basic and diluted loss per weighted average common share:
Basic and dilutive	$(0.11)	$(0.06)	$(0.21)	$(0.16)

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

As a result, we consolidate our investment in MVP St. Louis and MVP St. Louis Cardinal Lot Master Tenant, LLC, which had total assets of approximately $11.9 million (substantially all real estate investments) and liabilities of approximately $6.0 million (substantially all mortgage debt) before consolidation as of both June 30, 2025 and December 31, 2024.

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

Our financial instruments include cash and cash equivalents, restricted cash, accounts receivable and accounts payable. Due to their short maturities or recent nature, the carrying amounts of these assets and liabilities approximate fair value. The estimated fair value of our notes payable were derived using Level 2 inputs and approximates $186.3 million and $186.7 million as of June 30, 2025 and December 31, 2024, respectively. The carrying amount of the Line of Credit as of June 30, 2025 approximates fair value due to its short time to maturity.

Recurring and Nonrecurring Fair Value Measurements

We have 1,900,000 shares of common stock that are subject to an earn-out structure (the "Earn-Out Shares"), as described below. The Earn-Out Shares and interest rate swap are measured and recognized at fair value on a recurring basis, while certain real estate assets and liabilities are measured and recognized at fair value as needed. Fair value measurements that occurred as of and during the six months ended June 30, 2025 and the year ended December 31, 2024 were as follows (in thousands):

	June 30, 2025			December 31, 2024
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Recurring
Earn-Out Shares	—	—	$700	—	—	$935
Interest rate swap	—	$179	—	—	—	—

Nonrecurring
Impaired real estate assets	—	—	—	—	—	$450

Earn-Out Shares

The terms of the Earn-Out Shares allow an additional 1,900,000 shares to vest if certain milestones are achieved:

●	950,000 shares vest if the aggregate volume-weighted average price for any 5-consecutive trading day period equals or exceeds $13.00 per share prior to December 31, 2026; and
●	950,000 shares vest if the aggregate volume-weighted average price for any 5-consecutive trading day period equals or exceeds $16.00 per share prior to December 31, 2028.

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

The gain is recorded as the Change in Fair Value of Earn-Out Liability in the Consolidated Statements of Operations. The following table reflects the change in value during the six months ended June 30, 2025 (in thousands):

Level 3 Liability
Balance as of January 1, 2025	$(935)
Change in fair value recognized in earnings	235
Balance as of June 30, 2025	$(700)

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

Impairment

Our real estate assets are measured and recognized at fair value on a nonrecurring basis when we determine an impairment has occurred. To estimate fair value we may use internally developed valuation models or independent third-parties where available. In either case, the fair value of real estate may be based on a number of approaches including the income capitalization approach, sales comparable approach or discounted cash flow approach. We utilize market data such as sales price per stall on comparable recent real estate transactions to estimate the fair value of the real estate assets. We also utilize expected net sales proceeds to estimate the fair value of any properties that are actively being marketed for sale. Because we use estimates and assumptions regarding an assets’ future performance and cash flows as well as market conditions and discount rates, we determined the impaired assets would fall under Level 3 of the fair value hierarchy. During the six months ended June 30, 2024, we impaired approximately $0.2 million of our real estate assets as a result of a planned disposition of a property. No impairments were recorded during the six months ended June 30, 2025.

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

Note 13 — Related Party Transactions and Arrangements

Three of our assets, 1W7 Carpark, 222W7 and Whitefront Garage, are currently operated by PCA, Inc., dba Park Place Parking. Park Place Parking is a private parking operator that is wholly owned by relatives of the Executive Chairman of the Board. The Executive Chairman of the Board is neither an owner nor beneficiary of Park Place Parking. As of June 30, 2025 and December 31, 2024, we recorded balances of approximately $0.1 million and $0.2 million, respectively, from Park Place Parking which are included in Accounts Receivable, Net on the Consolidated Balance Sheets and were subsequently paid within terms of the management agreement.

In  May 2022, we entered into a lease agreement with ProKids, an Ohio not-for-profit. An immediate family member of the Executive Chairman of the Board is a member of the Board of Trustees and President of that organization. ProKids leased 21,000 square feet of vacant unfinished commercial space in a 531,000 square foot building in Cincinnati, Ohio for 120 months to act as their headquarters. ProKids will have no rent due to us throughout the lease term, other than a rental fee on parking spaces used by the ProKids staff and visitors and payment toward common area utility costs. As of June 30, 2025, ProKids owes an immaterial amount of rental income related to the lease agreement.

In connection with our recapitalization transaction in August 2021, we owe approximately $0.5 million to certain member entities of Color Up relating to prorated revenues for the month of  August 2021 of the three properties contributed by Color Up. The accrual is reflected within Due to Related Parties on the Consolidated Balance Sheets.

We have agreed to pay for certain tax return preparation services of Color Up and certain member entities of Color Up as well as certain legal services in connection with the Registration Rights Agreement. We incurred an immaterial amount related to these services for the six months ended June 30, 2025.

License Agreement

On August 25, 2021, we entered into a Software License and Development Agreement with an affiliate of Bombe Asset Management, Ltd., an affiliate of the Executive Chairman of the Board and our Chief Executive Officer and President (the “Supplier”), pursuant to which we granted to the Supplier a limited, non-exclusive, non-transferable, worldwide right and license to access certain software and services for a fee of $5,000 per month. This agreement ended during the second quarter of 2025.

Tax Matters Agreement

On August 25, 2021, the Company, the Operating Partnership and Color Up entered into the Tax Matters Agreement pursuant to which the Operating Partnership agreed to indemnify Color Up and certain affiliates and transferees of Color Up (together, the “Protected Partners”), against certain adverse tax consequences in connection with (1) (i) a taxable disposition of certain specified properties and (ii) certain dispositions of the Protected Partners’ interest in the Operating Partnership, in each case, prior to the tenth anniversary of the completion of the Transaction, as defined in the Tax Matters Agreement, (or earlier, if certain conditions are satisfied); and (2) the Operating Partnership’s failure to provide the Protected Partners the opportunity to guarantee a specified amount of debt of the Operating Partnership during the period ending on the tenth anniversary of the completion of the Transaction (or earlier, if certain conditions are satisfied). In addition, and for so long as the Protected Partners own at least 20% of the units in the Operating Partnership received in the Transaction, we agreed to use commercially reasonable efforts to provide the Protected Partners with similar guarantee opportunities.

Line of Credit

In September 2024, we entered into a $40.4 million Line of Credit. Mr. Osher, the Chair of the Board, is the managing member of No Street Capital LLC, which serves as the investment manager of the Lenders. For further discussion of the Line of Credit, refer to Note 6 above.

Note 14 — Revision of Previously Issued Financial Statements

During the quarter ended September 30, 2024, the Company identified certain errors impacting our first and second quarter filings of 2024. The errors resulted from a need to adjust the carrying amount of noncontrolling interest related to conversions of preferred shares into common shares.

Management assessed the materiality of these errors and concluded the misstatements were not material to the unaudited financial statements for the period ended March 31, 2024 and  June 30, 2024. Presented below are revisions to the previously issued financial statements presented in this Quarterly Report.

	For the Three Months Ended March 31, 2024			For the Three Months Ended June 30, 2024
	As reported	Adjustments	As corrected	As reported	Adjustments	As corrected
	(in thousands, unaudited)			(in thousands, unaudited)
Consolidated Statement of Changes in Equity
Allocation of equity to non-controlling interest	$—	$3,087	$3,087	$—	$2,183	$2,183
Additional paid-in capital	$240,994	$24,914	$265,908	$241,812	$27,097	$268,909
Non-controlling interest	$95,177	$(24,914)	$70,263	$95,327	$(27,097)	$68,230

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a financial review and analysis of our financial condition and results of operations for the three and six months ended June 30, 2025 and 2024. This discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and the notes thereto and Management’s Discussion and Analysis of Financial Conditions and Results of Operations in our annual report on Form 10-K for the fiscal year ended December 31, 2024. Unless otherwise indicated, references in this Quarterly Report on Form 10-Q (this “Quarterly Report”) to “MIC,” “we,” “us,” “our,” and the “Company” refer to Mobile Infrastructure Corporation and its consolidated subsidiaries.

Forward-Looking Statements

Certain statements included in this Quarterly Report that are not historical facts (including any statements concerning investment objectives, other plans and objectives of management for future operations or economic performance, or assumptions or forecasts related thereto) are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are typically identified by the use of terms such as “may,” “should,” “expect,” “could,” “intend,” “plan,” “anticipate,” “estimate,” “believe,” “continue,” “predict,” “potential” or the negative of such terms and other comparable terminology.

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
●

our executive officers and certain members of the Board face or may face conflicts of interest related to their positions and interests in our affiliates, which could hinder our ability to implement our business strategy and generate returns to investors;

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

Overview

Mobile Infrastructure Corporation is a Maryland corporation, publicly traded on The Nasdaq Stock Market LLC under the ticker “BEEP.” We focus on acquiring, owning and optimizing parking facilities and related infrastructure, including parking lots, parking garages and other parking structures throughout the United States. We target both parking garage and surface lot properties primarily in the top 50 U.S. Metropolitan Statistical Areas, with proximity to key demand drivers, such as commerce, events and venues, government and institutions, hospitality and multifamily central business districts. As of June 30, 2025, we own 40 parking facilities in 20 separate markets throughout the United States, with a total of approximately 15,100 parking spaces and approximately 5.2 million square feet. We also own approximately 0.2 million square feet of retail/commercial space adjacent to our parking facilities.

The Company is a member of Mobile Infra Operating Company, LLC, a Delaware limited liability company, (the “Operating Company”) and owns substantially all of its assets and conducts substantially all of its operations through the Operating Company. The Operating Company is managed by a board of directors, one appointed by the Company and one appointed by the other members of the Operating Company. Currently, the two directors of the Operating Company are Manuel Chavez, III, the Executive Chairman of the Board, and Stephanie Hogue, our President, Chief Executive Officer and a member of the Board. The Company owns approximately 90.5% of the Common Units of the Operating Company. The remaining Common Units are held by certain of our executive officers and directors (directly or indirectly) and outside investors.

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

Same location RevPAS represents Parking Revenue at our assets under management contracts prior to the second quarter of 2024 with the exception of two assets where we do not have sufficient historical data to calculate RevPAS. We believe same location RevPAS is a key performance measure that allows for review of fluctuations in revenue without the impact of portfolio transaction or changes in revenue structure. Average monthly same location RevPAS for the quarters ended June 30, 2025 and 2024 was $211.89 and $216.63, respectively.

Results of Operations for the Three Months Ended June 30, 2025 and 2024 (dollars in thousands):

	For the Three Months Ended June 30,
	2025	2024	$ Change	% Change
Revenues
Managed property revenue	$7,441	$7,226	$215	3.0%
Base rental income	1,447	1,523	(76)	(5.0)%
Percentage rental income	104	517	(413)	(79.9)%
Total revenues	$8,992	$9,266	$(274)	(3.0)%

Total revenues

The decrease in total revenues for the three months ended June 30, 2025 compared to the same period in 2024 is due primarily to a significant decline in events in the Minneapolis market, decreased attendance for baseball in the St. Louis market, and continued low hotel occupancy in the Denver market which resulted in the an overall decrease of $0.4 million. This was partially offset by an increase of $0.1 million in Oklahoma City and Cleveland due to increased traffic from the NBA playoffs and favorable leasing efforts, respectively.

	For the Three Months Ended June 30,
	2025	2024	$ Change	% Change
Operating expenses
Property taxes	$1,779	$1,809	$(30)	(1.7)%
Property operating expense	1,778	1,824	(46)	(2.5)%
Depreciation and amortization	2,867	2,096	771	36.8%
General and administrative	2,071	2,909	(838)	(28.8)%
Professional fees	352	260	92	35.4%
Total expenses	$8,847	$8,898	$(51)	(0.6)%

Depreciation and amortization

The $0.8 million increase in depreciation and amortization for the three months ended June 30, 2025 compared to the three months ended June 30, 2024 is primarily due to $0.8 million in accelerated depreciation resulting from the phase out of Inigma software by the end of the year.

General and administrative

The $0.8 million decrease in general and administrative expenses during the three months ended June 30, 2025 compared to the three months ended June 30, 2024 is primarily attributable to the vesting of certain equity compensation awards in 2024 and the non-cash impact of a change in timing of annual equity awards in 2025.

Professional Fees

The $0.1 million increase in professional fees during the three months ended June 30, 2025 compared to the three months ended June 30, 2024 is primarily attributable to a settlement gain in the second quarter of 2024, which offset related legal costs earlier in the year.

	For the Three Months Ended June 30,
	2025	2024	$ Change	% Change (1)
Other
Interest expense, net	$(4,704)	$(3,087)	$(1,617)	52.4%
Other income (expense), net	33	(60)	93	NM
Change in fair value of Earn-Out Liability	(135)	310	(445)	NM
Total other expense	$(4,806)	$(2,837)	$(1,969)	69.4%

(1)	Line items that result in a percent change that exceed certain limitations are considered not meaningful (“NM”) and indicated as such.

Interest expense

The increase in interest expense of approximately $1.6 million during the three months ended June 30, 2025 compared to the same period in the prior year is primarily attributable to interest expense and loan fee amortization on the Line of Credit entered into in the third quarter of 2024 and increased interest rates from the refinancing of the Revolving Credit Facility with the 2034 CMBS Loan in December 2024.

Change in the fair value of the Earn-Out Liability

This is non-cash gains or losses as the estimated fair value of the Earn-Out shares change. Fair value fluctuations of the liability during the period are reflected in earnings and are a result of changes in stock price and the remaining duration of the earn-out period.

Results of Operations for the Six Months Ended June 30, 2025 and 2024 (dollars in thousands):

	For the Six Months Ended June 30,
	2025	2024	$ Change	% Change
Revenues
Managed property revenue	$13,986	$12,727	$1,259	9.9%
Base rental income	2,906	3,166	(260)	(8.2)%
Percentage rental income	335	2,200	(1,865)	(84.8)%
Total revenues	$17,227	$18,093	$(866)	(4.8)%

Total revenues

The decrease in total revenues for the six months ended June 30, 2025 compared to the same period in 2024 is due primarily to $0.6 million of nonrecurring revenue resulting from collections of remaining 2023 percent rent payments for lease agreements which were converted to management contracts at the beginning of 2024, $0.1 million of revenue in the first quarter of 2024 that came from properties we sold later in 2024, and the previously mentioned baseball attendance and hotel occupancy declines in St. Louis and Denver, respectively.  These were partially offset by favorable revenue in Oklahoma City and Cleveland as well as increased average transient rates across our portfolio.

	For the Six Months Ended June 30,
	2025	2024	$ Change	% Change
Operating expenses
Property taxes	$3,651	$3,713	$(62)	(1.7)%
Property operating expense	3,677	3,345	332	9.9%
Depreciation and amortization	4,948	4,189	759	18.1%
General and administrative	3,979	5,926	(1,947)	(32.9)%
Professional fees	813	949	(136)	(14.3)%
Impairment	—	157	(157)	(100.0)%
Total expenses	$17,068	$18,279	$(1,211)	(6.6)%

Property operating expense

The increase in property operating expense for the six months ended June 30, 2025 compared to the six months ended June 30, 2024 is due to additional expense related to properties that converted to management contracts after January 2024, resulting in only a partial period of property operating expenses being incurred during the first half of 2024, and increased spend on security and utilities.

General and administrative

The $1.9 million decrease in general and administrative expenses during the six months ended June 30, 2025 compared to the six months ended June 30, 2024 is primarily attributable to the vesting of certain equity compensation awards in 2024 and January 2025 and the non-cash impact of a change in timing of annual equity awards in 2025.

Professional Fees

The $0.1 million decrease in professional fees during the six months ended June 30, 2025 compared to the six months ended June 30, 2024 is primarily attributable to higher utilization of legal and other professional services in 2024 offset by settlement gain in the second quarter of 2024, which offset related legal costs earlier in the year.

Impairment

During the six months ended June 30, 2024, we impaired approximately $0.2 million of our real estate assets as a result of a planned disposition of a property.

	For the Six Months Ended June 30,
	2025	2024	$ Change	% Change
Other
Interest expense, net	$(9,340)	$(6,066)	$(3,274)	54.0%
Loss on sale of real estate	—	(42)	42	(100.0)%
Other income (expense), net	(49)	(128)	79	(61.7)%
Change in fair value of Earn-Out Liability	235	964	(729)	(75.6)%
Total other expense	$(9,154)	$(5,272)	$(3,882)	73.6%

Interest expense

The increase in interest expense of approximately $3.3 million during the six months ended June 30, 2025 compared to the same period in the prior year is primarily attributable to interest expense and loan fee amortization on the Line of Credit entered into in the third quarter of 2024 and higher interest rates as a result of the refinancing of the Revolving Credit Facility with the 2034 CMBS Loan in December 2024.

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

The following table presents our NOI as well as a reconciliation of NOI to Net Loss, the most directly comparable financial measure under U.S. GAAP reported in our consolidated financial statements, for the three and six months ended June 30, 2025 and 2024 (dollars in thousands):

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2025	2024	%	2025	2024	%
Revenues
Managed property revenue	$7,441	$7,226		$13,986	$12,727
Base rental income	1,447	1,523		2,906	3,166
Percentage rental income	104	517		335	2,200
Total revenues	8,992	9,266	(3.0)%	17,227	18,093	(4.8)%
Operating expenses
Property taxes	1,779	1,809		3,651	3,713
Property operating expense	1,778	1,824		3,677	3,345
Net Operating Income	5,435	5,633	(3.5)%	9,899	11,035	(10.3)%

Reconciliation
Net Loss	(4,661)	(2,469)		(8,995)	(5,458)
Loss on sale of real estate	-	-		-	42
Other income (expense), net	(33)	60		49	128
Change in fair value of Earn-Out Liability	135	(310)		(235)	(964)
Interest expense, net	4,704	3,087		9,340	6,066
Depreciation and amortization	2,867	2,096		4,948	4,189
General and administrative	2,071	2,909		3,979	5,926
Professional fees	352	260		813	949
Impairment	—	—		—	157
Net Operating Income	$5,435	$5,633		$9,899	$11,035

Adjusted EBITDA

Adjusted Earnings Before Interest Expense, Taxes, Depreciation and Amortization (“Adjusted EBITDA”) reflects net income (loss) excluding the impact of the following items: interest expense, depreciation and amortization, and the provision for income taxes, for all periods presented. Adjusted EBITDA also excludes stock-based compensation expense, non-cash changes in the fair value of the Earn-Out Liability, gains or losses from disposition of real estate assets, impairment write-downs of depreciable property, and Other Income, Net.

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

The following table presents our calculation of Adjusted EBITDA for the three and six months ended June 30, 2025 and 2024 (dollars in thousands):

	For the Three Month Ended June 30,		For the Six Month Ended June 30,
	2025	2024	2025	2024

Reconciliation of Net Loss to Adjusted EBITDA Attributable to the Company
Net loss	$(4,661)	$(2,469)	$(8,995)	$(5,458)
Interest expense, net	4,704	3,087	9,340	6,066
Depreciation and amortization	2,867	2,096	4,948	4,189
Impairment	—	—	—	157
Change in fair value of Earn-Out liability	135	(310)	(235)	(964)
Other income (expense), net	(33)	60	49	128
Loss on sale of real estate	—	—	—	42
Equity based compensation	834	1,610	1,488	3,409
Adjusted EBITDA Attributable to the Company	$3,846	$4,074	$6,595	$7,569

Liquidity and Capital Resources

Sources and Uses of Cash

Aside from standard operating expenses, we expect our principal cash demands in both the short term and long term to be for:

●	principal and interest payments on our outstanding indebtedness;
●	capital expenditures;
●	redemption and dividend payments on the Series A Preferred Stock and Series 1 Preferred Stock;
●	funding of our share repurchase program; and
●	acquisitions of assets.

Our principal source of funds will be rental income and managed property revenue at our parking facilities as well as existing cash on hand and the Line of Credit. We also may sell properties that we own or place mortgages on properties that we own to raise capital.

Debt

We have approximately $216.2 million of debt outstanding, with $39.5 million due within twelve months of the date of the filing of this Quarterly Report which is comprised of $29.5 million related to the Line of Credit (as defined herein) and $10 million of notes payable. These conditions and events raise substantial doubt about the Company’s ability to continue as a going concern.

We have analyzed alternatives in order satisfy these debt maturities. Management has approved a plan to execute a new debt agreement to pay down a portion of the Line of Credit. As part of the new debt agreement, we will also refinance certain notes payable prior to their maturity. However, as the refinancing is outside of our control, we plan to sell real estate assets as needed and have the ability to extend the maturity or defer the Line of Credit through December 31, 2025, in order to allow us to sell properties on an orderly basis, if necessary. Management has determined it is probable that it will be able to successfully implement these plans. As such, we have concluded that these plans alleviate substantial doubt about the Company’s ability to continue as a going concern.

During 2024, we took steps to both extend and ladder maturities in our debt profile, including:

●	In February 2024, we refinanced $5.5 million of notes payable maturing in March 2024 with a 5-year note for $5.9 million.
●	In September 2024, we entered into a $40.4 million Line of Credit, maturing in September 2025 (the “Line of Credit”). Borrowings under the Line of Credit accrue interest at a rate of 15.0% per annum, with interest payable in arrears at maturity or upon repayment of any principal amount borrowed under the Line of Credit. Future draws on the Line of Credit are only to be used for redemption payments on the Series A Preferred Stock and Series 1 Preferred Stock, and funding of the share repurchase program.
●	In December 2024, we refinanced a $7.2 million note payable with a three-year note for $12 million.
●	In December 2024, we entered into a $75.5 million, 10-year CMBS financing agreement (the “2034 CMBS Loan”). The 2034 CMBS Loan bears a fixed annual interest rate of 7.76% and is secured by a pool of seven properties. Proceeds of the 2034 CMBS Loan were used to repay and discharge the Revolving Credit Facility and refinance a property-level loan.

Certain lenders may require reserves related to capital improvements, insurance, and excess cash. These lender-required reserves make up the majority of our restricted cash amounts as of June 30, 2025.

Asset Acquisitions

Our future acquisitions or development of properties cannot be accurately projected because such acquisitions or development activities depend upon available opportunities that come to our attention and upon our ability to successfully acquire, develop and lease such properties. However, we have identified a pipeline of acquisition opportunities that we believe is bespoke and actionable, while being largely off-market and unavailable to our competitors. As of June 30, 2025, we have identified and are evaluating several parking facilities as potential acquisition targets. However, we are unlikely to acquire additional parking facilities until more favorable financial market conditions are realized. We are also evaluating the potential disposition of certain properties in our portfolio, the proceeds of which we could redeploy into potential acquisition targets.

Distributions and redemptions

In September 2024, we paid all accrued and unpaid dividends for the past dividend periods on the Series A Preferred Stock and Series 1 Preferred Stock. Additionally, we declared monthly dividend payments on the Series A Preferred Stock and Series 1 Preferred Stock for each month beginning September 2024 through June 2025. The payment of future dividends is subject to the Board’s discretion and will be determined by the Board based on the Company’s financial condition and such other considerations as the Board deems relevant. Additionally, in September 2024, we began electing to redeem shares of Series A Preferred Stock and Series 1 Preferred Stock for cash rather than converting to common stock. Proceeds from the Line of Credit are used to pay the stated value of the shares redeemed for cash as well as the accrued and unpaid dividends for past dividend periods.

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

Sources and Uses of Cash

The following table summarizes our cash flows for the six months ended June 30, 2025 and 2024 (dollars in thousands):

	For the Six Months Ended June 30,
	2025	2024
Net cash provided by (used in) operating activities	$241	$(1,011)
Net cash provided by (used in) investing activities	$2,689	$(506)
Net cash used in financing activities	$(2,894)	$(1,880)

Comparison of the six months ended June 30, 2025 to the six months ended June 30, 2024:

Cash flows from operating activities

During the six months ended June 30, 2025, $0.2 million of cash was provided by operating activities compared with $1.0 million used in operating activities during the same period in 2024, an increase of $1.2 million. The cash provided by operating activities for the six months ended June 30, 2025 was primarily attributable to cash paid for interest, changes in working capital and NOI results for the period. The cash used in operating activities for the six months ended June 30, 2024 was primarily attributable to payment of certain general and administrative and professional fees and changes in working capital which offset the benefit of NOI results for the period.

Cash flows from investing activities

During the six months ended June 30, 2025, $2.7 million of cash was provided by investing activities compared with $0.5 million used in investing activities during the same period in 2024, an increase of $3.2 million. The cash provided by investing activities for the six months ended June 30, 2025 was primarily attributable to proceeds from the repayment of a note receivable, partially offset by routine and strategic capital expenditures. The cash used in investing activities during the six months ended June 30, 2024 was primarily attributable to capital expenditures and payments on sale of one parking asset in February 2024 as the sale was financed with a note receivable.

Cash flows from financing activities

During the six months ended June 30, 2025, $2.9 million of cash was used in financing activities compared with $1.9 million used in financing activities during the same period in 2024. The cash used in financing activities for the six months ended June 30, 2025 was primarily attributable to principal debt payments as well as distribution and redemption payments on the Series 1 Preferred Stock and Series A Preferred Stock, partially offset by draws on the Line of Credit. The cash used in financing activities during the six months ended June 30, 2024 was primarily attributable to the refinancing of certain notes payable and related loan fees.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a) Recent Sales of Unregistered Securities

On May 9, 2025, the Company issued 281,280 shares of common stock, valued at approximately $1.2 million based on our closing stock price on the date of issuance, in lieu of cash payment upon the redemption of 281,280 Common Units to The Jerald and Melody Howe Weintraub Revocable Living Trust.

The above securities were issued in transactions not involving a public offering pursuant to an exemption from registration set forth in Section 4(a)(2) of the Securities Act of 1933, as amended.

c) Issuer Purchases of Equity Securities

On September 11, 2024, the Company announced that the Board authorized a share repurchase program for the repurchase of up to $10,000,000 of shares of common stock. The following table summarizes the share repurchase activity for the three months ended June 30, 2025. The average price paid per share includes broker commissions.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs

April 1 - 30, 2025	—	—	—	$ 8,408,955
May 1 - 31, 2025	5,343	$ 3.70	5,343	$ 8,389,192
June 1 - 30, 2025	600	$ 3.72	600	$ 8,386,960

Item 5. Other Information

Rule 10b5-1 Plan Adoptions and Modifications

During the quarter ended June 30, 2025, no directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

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

Mobile Infrastructure Corporation

Date: August 12, 2025	By:	/s/ Stephanie Hogue
Stephanie Hogue
President & Chief Executive Officer
(Principal Executive Officer)

Date: August 12, 2025	By:	/s/ Paul Gohr
Paul Gohr
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)