Form 10-K
period 2025-12-31
Mobile Infrastructure Corp
filed 2026-03-05
CIK 1847874

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

As of June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $73.8 million.

As of February 27, 2026 there were 41.2 million shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement relating to the 2026 annual meeting of stockholders (the “Proxy Statement”) are incorporated herein by reference in Part III of this annual report on Form 10-K. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the year ended December 31, 2025.

Special Note Regarding Forward-Looking Statements

Certain statements included in this annual report on Form 10-K (this “Annual Report”), including, without limitation, statements contained under the headings “Business” in Part I, Item 1, “Risk Factors” in Part I, Item 1A and “Management’s Discussion and Analysis of Financial Condition and Results of Operation” in Part II, Item 7, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. All statements that are not historical facts (including any statements concerning investment objectives, other plans and objectives of management for future operations or economic performance, or assumptions or forecasts related thereto) are forward-looking statements. Forward-looking statements are typically identified by the use of terms such as “may,” “should,” “expect,” “could,” “intend,” “plan,” “anticipate,” “estimate,” “believe,” “continue,” “predict,” “potential” or the negative of such terms and other comparable terminology.

The forward-looking statements included herein are based upon management’s current expectations, plans, estimates, assumptions and beliefs, which involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, the actual results and performance could differ materially from those set forth in the forward-looking statements. The inclusion of any statement in this Annual Report does not constitute an admission by the Company or any other party that the events or circumstances described in such statement are material. Factors which could have a material adverse effect on operations and future prospects include, but are not limited to:

●	increased fuel prices may adversely affect our operating environment;
●	we have a limited operating history and a history of losses, and we may not be able to achieve or sustain profitability in the future;
●	we depend on our management team and the loss of key personnel could have a material adverse effect on our ability to conduct and manage our business;
●	a material failure, inadequacy, interruption, or security failure of our technology networks and related systems could harm our business;
●

our chief executive officer and certain members of our board of directors face or may face conflicts of interest related to their positions and interests in our affiliates, which could hinder our ability to implement our business strategy and generate returns to investors;

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

●	uninsured losses or premiums for insurance coverage relating to real property may adversely affect our investor returns;
●	we may not be able to access financing sources on attractive terms, or at all, which could adversely affect our ability to execute our business plan;
●	we utilize significant debt, and we may incur additional debt;
●	our debt agreements contain restrictive covenants, and failure to comply with these covenants could result in events of default and acceleration of our indebtedness;
●	adverse judgments, settlements, or investigations resulting from legal proceedings in which we may be involved could reduce our profits, limit our ability to operate our business, or distract our officers from attending to our business;
●	holders of our outstanding preferred stock have dividend, liquidation, and other rights that are senior to the rights of the holders of our common stock; and
●	other risks and uncertainties discussed in this Annual Report described in Part I, Item 1A, “Risk Factors” and in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

PART I

ITEM 1.                BUSINESS

General

Mobile Infrastructure Corporation is a Maryland corporation, publicly traded on The Nasdaq Stock Market LLC (“Nasdaq”) under the ticker “BEEP.” We focus on acquiring, owning and optimizing parking facilities and related infrastructure, including parking lots, parking garages and other parking structures throughout the United States. We target both parking garage and surface lot properties primarily in the top 50 U.S. Metropolitan Statistical Areas (“MSAs”), with proximity to key demand drivers, such as commerce, events and venues, government and institutions, hospitality and multifamily central business districts. As of December 31, 2025, we own 36 parking facilities in 19 separate markets throughout the United States, with a total of approximately 13,500 parking spaces and approximately 4.7 million square feet. We also own approximately 0.2 million square feet of commercial space adjacent to our parking facilities.

The Company is a member of Mobile Infra Operating Company, LLC, a Delaware limited liability company, (the “Operating Company”) and owns substantially all of its assets and conducts substantially all of its operations through the Operating Company. The Operating Company is managed by a board of directors, one appointed by the Company and one appointed by the other members of the Operating Company. Currently, the two directors of the Operating Company are Manuel Chavez, III, the Executive Chairman of the Company's Board of Directors (the “Board”), and Stephanie Hogue, our President, Chief Executive Officer and a member of the Board. The Company owns approximately 90.3% of the Common Units of the Operating Company. The remaining Common Units are held by certain of our executive officers and directors (directly or indirectly) and outside investors.

In August 2023, Legacy MIC (as defined below) merged with and into Fifth Wall Acquisition Corp. III (“FWAC”), with FWAC continuing as the surviving entity (the “Merger”).  FWAC domesticated by means of corporate conversion to a Maryland corporation and changed its name to Mobile Infrastructure Corporation. Unless otherwise indicated, references in this Annual Report on Form 10-K to “MIC,” “we,” “us,” “our,” and the “Company” refer to Mobile Infrastructure Corporation and its consolidated subsidiaries prior to the closing of the Merger and to Mobile Infrastructure Corporation (f/k/a Fifth Wall Acquisition Corp. III) and its consolidated subsidiaries following the closing of the Merger. References in this Annual Report to “Legacy MIC” refer to Mobile Infrastructure Corporation and its consolidated subsidiaries prior to the closing of the Merger.

Objectives

Over the next twelve months, we expect to be focused predominantly on the following strategic objectives:

●	Increase parking revenue by optimizing our mix of transient and contract parking at our parking facilities and improving Revenue per Available Stall ("RevPAS") of the overall portfolio;
●	Collaborate with third-party operators to actively manage parking rates based on local insights and maintain a cost structure that aligns with operations;
●	Execute on ancillary revenue opportunities;
●	Identify opportunities for accretive external growth, including acquisition opportunities; and
●	Selectively dispose of non-core properties, redeploying the net proceeds into accretive uses.

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

Asset Management Collaboration - To date, 28 of our 36 assets converted to management contracts. We believe asset management contracts provide the opportunity for net operating income (“NOI”) growth through more transparent and controlled expense management and will reduce the revenue variability associated with the timing of payments for contract parking agreements. In addition, the move to management contracts properly aligns the incentives and rewards for revenue growth between the third-party operator and the Company. This change is also expected to result in better revenue linearity compared to revenue recognition in our lease agreements, in which lease payments are based on cash collections from operators. Overall, the conversion to management contracts also provides enhanced visibility on the performance of the portfolio within our financial results. Our intent is to convert the remaining assets to asset management contracts by the end of 2027.

Ancillary Revenue - Our approach to active asset management will allow us to pursue ancillary revenue opportunities with tech-enabled businesses. Advances in transportation and other technology provide additional demand for our ideally-located assets. We believe continued growth in EV charging needs, solar energy, rideshare staging, autonomous vehicles, fleet management, 5G and other wireless technologies, and storage are all potential sources of demand.

Accretive External Growth - The Merger and listing on the Nasdaq provided us with access to capital through equity markets, and we additionally have the option to pursue acquisitions funded by equity. Our goal is to acquire assets where we can quickly identify a sufficient spread between the cost of capital and the capitalization rate or drive strong incremental yield within 24 months. We believe land scarcity in high-traffic areas where we buy causes limited supply and high barriers to entry in the locations with the most demand drivers for our asset class. When this dynamic is paired with smaller scale owners lacking the financial wherewithal to endure prolonged financial disruption, we see a unique opportunity to consolidate within the industry.

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

Our investment strategy has historically focused primarily on acquiring, owning and optimizing parking facilities, including parking lots, parking garages and other parking structures throughout the United States. We have historically focused primarily on investing in income-producing parking lots and garages with air rights in top MSAs. In expanding our portfolio, we will seek investments that address multiple key demand drivers and demonstrate consistent consumer use which we believe will generate cash flows and provide greater predictability during periods of economic uncertainty. Such targeted investments include, but are not limited to, parking facilities near one or more of the following key demand drivers:

●	Commerce;
●	Events and venues;
●	Government and institutions;
●	Hospitality; and
●	Multifamily central business districts.

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

In the event of future acquisitions of properties, we would expect the foregoing criteria to serve as guidelines; however, management and the Board may vary from these guidelines to acquire properties which they believe represent value or growth opportunities.

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

Parking facilities possess several attractive characteristics that are not found in most commercial real estate investments, including:

●	a customer base that tends to have a strong local component, providing for repeat users;
●	inflationary hedge given no long-term leases and real time adjustments to parking rates;
●	negligible leasing commissions;
●	negligible tenant improvement requirements; and
●

minimal capital expenditure requirements, given that tenant improvements are not typically required when renewing leases or entering into new leases with tenants, which drives attractive NOI to cash flow conversion.

Concentration

Our operators may act as agents collecting revenues on our behalf or may act as lessee if under a lease agreement. The revenue from locations where Metropolis Technologies, Inc. (“Metropolis”) acts as either a lease tenant or an operator agent represented 63.1% and 55.7% of our revenue, excluding commercial revenue, for the years ended December 31, 2025 and 2024, respectively. Revenue from locations where LAZ Parking (“LAZ”) acts as either a lease tenant or an operator agent represented 16.8% and 15.3% of our revenue, excluding commercial revenue, for the years ended December 31, 2025 and 2024, respectively. See “Risk Factors—The operations of a large number of our properties in our portfolio are currently concentrated with two operators.”

In addition, we had concentrations in Cincinnati (20.0% and 18.8%), Detroit (11.0% and 10.4%), and Chicago (9.8% and 9.2%) based on gross book value of real estate, including intangible assets and construction in progress, as of December 31, 2025 and 2024, respectively.

We had concentrations of our outstanding accounts receivable balance with Metropolis of 40.2% and 31.9% as of December 31, 2025 and 2024, respectively. The majority of these receivable balances represent cash paid by parkers that was collected on our behalf by these operators.

Competition

We have significant competition with respect to the acquisition of real property. Competitors include real estate investment trusts (“REITs”), owners and operators of parking facilities, private investment funds, hedge funds and other investors, many of which have significantly greater resources. In addition, the number of entities and the amount of funds competing for suitable investments may increase. If we pay higher prices for investments, the returns will be lower and the value of assets may not increase or may decrease significantly below the amount paid for such assets.

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

Human Capital

We had 18 employees as of December 31, 2025. Employee levels are managed to align with the pace of business and management believes it has sufficient human capital to operate its business successfully.

Our key human capital management objectives are to attract, recruit, hire, develop and promote a deep and diverse bench of talent that translates into a strong and successful workforce.

Corporate Responsibility

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

We expect our asset management team to consider ESG factors such as climate change, natural resource sustainability, pollution and waste, human capital, product safety, social opportunity, corporate governance and ethics, along with a range of other potential factors, to assess the expected performance risk of our investments over time. We have implemented several ESG-related initiatives that we believe will improve the long-term performance of our business. These may include, but are not limited to:

●	A responsible use of energy, including renewable sources or LED-lighting;
●	Supporting the adoption of electrified vehicles;
●	Promoting the long-lived nature of our assets through weather protection and maintenance;
●	Responsible use of environmentally-friendly products to maintain the appearance of our assets; and
●	Alignment of long-term performance-based compensation for our executives with our investors.

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

Available Information

We are subject to the reporting and information requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), for Smaller Reporting Companies, and, as a result, file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and other information with the U.S. Securities and Exchange Commission (“SEC”) from time to time. The SEC maintains a website (http://www.sec.gov) that contains our annual, quarterly and current reports, proxy and information statements and other information we file electronically with the SEC from time to time. Access to these filings is free of charge and can be accessed on our website, www.mobileit.com. The information on, or accessible through, our website is not incorporated into and does not constitute a part of this Annual Report or any other report or document we file with or furnish to the SEC from time to time.

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

Summary Risk Factors

Risks Related to Our Business

●	We have a limited operating history and a history of losses, and we may not be able to achieve or sustain profitability in the future.
●	We depend on our management team. The loss of key personnel could have a material adverse effect upon our ability to conduct and manage our business.
●	A material failure, inadequacy, interruption or security failure of our technology networks and related systems could harm our business.
●

The development and use of emerging technologies like artificial intelligence, or AI, presents risks and challenges that may impact our business and lead to unintended consequences and result in legal and/or regulatory actions, reputational harm or otherwise materially harm our business.

●

Mr. Osher, a member of our Board, currently and on a fully diluted basis, owns, directly or indirectly, more than 50% of our outstanding voting equity and has the ability to exercise significant influence on us and the Operating Company, including the approval of significant corporate transactions.

●

Ms. Hogue, our President, Chief Executive Officer and a member of our Board, Mr. Chavez, the Executive Chairman of our Board and Mr. Osher, a member of our Board, face or may face conflicts of interest related to their positions and interests in other entities, which could hinder our ability to implement our business strategy and generate returns to investors.

●

Our revenues have been and will continue to be significantly influenced by demand for parking facilities generally, and a decrease in such demand would likely have a greater adverse effect on our revenues than if we owned a more diversified real estate portfolio.

Risks Related to Financial, Tax and Accounting Issues

●	We may have future financing needs and may not be able to access financing sources on acceptable terms, or at all, which could adversely affect our ability to execute our business plan.
●

If we fail to maintain effective internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner or prevent fraud and be subject to fines, penalties or judgments, which can harm our reputation or otherwise cause a decline in investor confidence.

●	We may face litigation and other risks as the result of the previously identified material weakness in our internal control over financial reporting.

Risks Related to Our Indebtedness and Certain Other Obligations

●	We utilize significant debt, and we may incur additional debt. The Line of Credit matures on March 31, 2026.
●	Our debt agreements contain restrictive covenants, and failure to comply with these covenants could result in events of default and acceleration of our indebtedness.
●	We may be required to take write-downs or write-offs, restructuring and impairment or other charges.

Risks Related to Legal and Regulatory Matters

●

Adverse judgments, settlements or investigations resulting from legal proceedings in which we may be involved could reduce our profits, limit our ability to operate our business or distract our officers from attending to our business.

●	We qualify as an “emerging growth company.” The reduced public company reporting requirements applicable to emerging growth companies may make its common stock less attractive to investors.

Risks Related to Ownership of Our Securities

●	The market price and trading volume of the shares of our Common Stock may fluctuate significantly.
●	Holders of our Preferred Stock have dividend, liquidation and other rights that are senior to the rights of the holders of our Common Stock.
●

We are a “controlled company” within the meaning of the applicable rules of Nasdaq and, as a result, may qualify for exemptions from certain corporate governance requirements. If we rely on these exemptions, our stockholders will not have the same protection afforded to stockholders of companies that are subjected to such requirements.

●

If our operating and financial performance in any given period does not meet the guidance provided to the public or the expectations of investment analysts, the market price of our Common Stock could decline.

●	If securities or industry analysts do not publish research or reports about our business or publish negative reports, the market price of our Common Stock could decline.
●

Our stockholders' interest in us could be diluted if we issue additional shares of Common Stock or Common Units, which could reduce the overall value of their investment; our stockholders' interests also will be diluted by exercises and conversions of Common Units and Preferred Stock.

Risks Related to Our Organizational Structure and Our Constituent Documents and Policies

●

We are a holding company with no direct operations and, as such, we will rely on funds received from the Operating Company to pay liabilities, and interests of our stockholders are structurally subordinated to all liabilities and obligations of the Operating Company and its subsidiaries.

Risks Related to Our Business

We have a limited operating history and a history of losses, and we may not be able to achieve or sustain profitability in the future.

Our limited operating history makes it difficult to evaluate our business and predict our future results of operations. We incurred net losses attributable to our common stockholders of $22.4 million and $7.5 million for the fiscal years ended December 31, 2025 and 2024, respectively, and we may experience additional net losses in the future and not be profitable or realize growth in the value of our portfolio. Many of our losses can be attributed to start-up costs, depreciation and amortization, as well as acquisition expenses incurred in connection with purchasing properties or making other investments. For a further discussion of our operational history and the factors affecting our net losses, see Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Our information technology networks and related systems are essential to our ability to conduct our day-to-day operations. As a result, we face risks associated with security breaches, whether through cyberattacks or cyber intrusions over the internet, malware, computer viruses, attachments to emails, persons who access our systems from inside or outside our organization and other significant disruptions of our information technology networks and related systems. Moreover, the increased adoption of AI, including the emergence of AI-enabled phishing, ransomware, and social engineering attacks has further heightened these risks and may increase the likelihood and severity of attempts to compromise our information technology networks and related systems. A security breach or other significant disruption involving our information technology networks and related systems could: disrupt our operations; result in the unauthorized access to, and the destruction, loss, theft, misappropriation or release of, proprietary, personally identifiable, confidential, sensitive or otherwise valuable information, which others could use to compete against us or which could expose us to damage claims by third parties for disruptive, destructive or otherwise harmful outcomes; require significant management attention and resources to remedy any damages that result; subject us to claims for breach of contract, damages, credits, penalties or termination of leases or other agreements; or damage our business relationships or reputation generally. Any or all of the foregoing could materially and adversely affect our business.

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

We continue to evaluate how emerging technologies like AI, machine learning, generative AI and large language models may impact our business. These new and emerging technologies are in the early stages of commercial use and present a number of inherent risks. If we integrate AI into our business and the recommendations, forecasts, or analyses with which AI assists in producing are deficient or inaccurate, we may experience perceived or actual brand or reputational harm, competitive harm, legal liability, cybersecurity risks, privacy risks, compliance risks, ethical issues, and new or enhanced governmental or regulatory scrutiny, and we may incur additional costs to resolve such issues. In addition, state and federal regulations relating to these emerging technologies are quickly evolving, and should we adopt such technologies, we may require significant resources to maintain our business practices while seeking to comply with U.S. laws. Any failure to accurately identify and address our responsibilities and liabilities in this new environment could negatively affect any solutions we develop incorporating such technologies and could subject us to reputational harm, regulatory action or litigation, any of which may harm our financial condition and operating results. Further, market demand and acceptance of AI technologies are uncertain, and we may be unsuccessful in our product development efforts.

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

Mr. Osher, a member of our Board, currently and on a fully diluted basis, owns, directly or indirectly, more than 50% of our outstanding voting equity and has the ability to exercise significant influence on us and the Operating Company, including the approval of significant corporate transactions.

As of December 31, 2025, Mr. Osher, a member of our Board, beneficially owns directly or through HS3, Harvest Small Cap and HSCP Master, 27,043,474 shares of our Common Stock, or approximately 64.1% of the outstanding shares of our Common Stock, including 2,170,213 shares of Common Stock issuable upon the exercise of 2,170,213 warrants.

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

Ms. Hogue, our President, Chief Executive Officer and a member of our Board, Mr. Chavez, the Executive Chairman of our Board and  Mr. Osher, a member of our Board, face or may face conflicts of interest related to their positions and interests in other entities, which could hinder our ability to implement our business strategy and generate returns to investors.

Ms. Hogue, our President, Chief Executive Officer and a member of our Board, Mr. Chavez, the Executive Chairman of our Board and Mr. Osher, a member of our Board, together beneficially own a significant percentage of our Common Stock. Ms. Hogue and Mr. Chavez will continue in their ownership and management roles with Bombe. Mr. Osher will continue his ownership and management role with HS3, Harvest Small Cap and HSCP Master.

As a result, certain members of our management team and our Board owe duties to each of these entities, their members, limited partners and investors, which duties may from time-to-time conflict with the duties that they owe to us. Their loyalties to these other entities and investors could result in action or inaction that is detrimental to our business, which could harm the implementation of our business strategy and our investment and leasing opportunities.

The foregoing responsibilities and relationships could create competition for the time and efforts of Ms. Hogue, Mr. Chavez and Mr. Osher and may give rise to conflicts of interest, or the appearance of such conflicts of interest.

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

In addition, many of our parking facilities are located in concentrated urban centers, near government buildings, courthouses, entertainment centers, and hotels, which depend in large part on consumer traffic, and conditions that lead to a decline in consumer traffic have had a material and adverse impact on those businesses. Following the COVID-19 pandemic, many companies continue to deploy a work-from-home or hybrid remote strategy for employees, which decreases consumer traffic and demand for parking in our parking facilities located in urban centers. We anticipate that a hybrid work structure for traditional central business district office workers will be the normalized state going-forward. Such events have adversely impacted and may continue to adversely impact our tenants’ operations, which could significantly disrupt or cause a closure of their operations and, in turn, significantly impact the rental revenue we generate from our leases with them.

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

Our investment strategy involves the acquisition of additional parking facilities. Our ability to make profitable acquisitions is subject to risks, including, but not limited to, risks associated with:

●	competition from other investors, including publicly traded and private REITs, numerous financial institutions, individuals and public and private companies;
●	contingencies in our acquisition agreements; and
●	the availability and terms of financing.

We might encounter unanticipated difficulties and expenditures relating to any acquired parking facilities. For example:

●	notwithstanding pre-acquisition due diligence, we could acquire a parking facility that contains undisclosed defects;
●	the market in which an acquired parking facility is located may experience unexpected changes that adversely affect the parking facility's value;

●	changes in market conditions in the surrounding area could cause the occupancy and utilization of parking facilities that we acquire may decline during our ownership;
●

operating costs for our acquired parking facilities may be higher than anticipated, which may result in tenants that pay or reimburse us for those costs terminating their leases or our acquired parking facilities not yielding expected returns;

●

we may acquire parking facilities subject to unknown liabilities and without any recourse, or with limited recourse, such as liability for the cleanup of undisclosed environmental contamination or for claims by tenants, consumers or other persons related to actions taken by former owners of the parking facilities; and

●	acquired parking facilities might require significant attentions from management that would otherwise be devoted to our other business activities.

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

If competitors build new facilities that compete with our facilities or offer space at rates below the rates we charge, our locations may lose potential or existing customers and may be pressured to discount their rates to retain business, thereby causing them to reduce revenues paid to us. As a result, our ability to make distributions to investors may be impaired. In addition, increased competition for customers may require us to make capital improvements to facilities that we would not otherwise make.

The operations of a large number of our properties in our portfolio are currently concentrated with two operators.

The revenue from locations where Metropolis and LAZ act as either a lease tenant or an operator agent represented 63.1% and 16.8% of our revenue, excluding commercial revenue, respectively, for the fiscal year ended December 31, 2025.

This significant concentration of operational risk in two tenant operators makes us more vulnerable economically than if our operations were more evenly diversified among many tenant operators. Any adverse developments in Metropolis’s or LAZ's business, financial strength or ability to operate our properties efficiently and effectively could have a material adverse effect on our results of operations. We cannot provide assurance that Metropolis or LAZ will satisfy its obligations to us or effectively and efficiently operate our properties. The failure or inability of Metropolis or LAZ to satisfy their obligations to us or effectively and efficiently operate our properties could adversely affect our financial position, results of operations and cash flows. See Part I, Item 1“Business—Concentration.”

Our business model relies on third-party tenant operators, and our financial performance depends on their ability to successfully operate our properties.

We enter into agreements with operators who assist us in offering parking facilities to the public and providing contracted parking to customers. One of our strategic objectives is to focus heavily on the performance of each parking facility, working with our operators to create a business plan for each parking facility to improve cash flow and revenue. As of December 31, 2025, 28 of our 36 assets are operated pursuant to management contracts. One of our strategic objectives is to focus heavily on the performance of each parking facility, working with our operators to create a business plan for each parking facility to improve cash flow and revenue. However, under this model, we rely on third-party operators to execute the day-to-day operating activities of our parking facilities.

We depend on operators to act in a manner consistent with our expectations and in the best interests of our business. Operators may not have, or may not continue to maintain, the operational expertise, financial resources, management systems, technology platforms, or personnel necessary to operate our properties effectively. Their performance may also be negatively affected by competitive pressures or broader economic or industry conditions. If operators fail to operate our properties efficiently or comply with their contractual obligations our revenue, operating results, and cash flows could be adversely affected. Moreover, the loss or renewal on less favorable terms of a substantial number of operating agreements, or a breach, default or other failure to perform by an operator, or material reduction in the income associated with our facilities (or an increase in anticipated expenses to the extent we are responsible for such expenses) could also have a material adverse effect on our business, financial condition and results of operations.

Declines in the market value of our portfolio may adversely affect periodic reported results of operations and credit availability, which may reduce earnings.

A decline in the market value of our portfolio may adversely affect us, particularly in instances where we have borrowed money based on the market value of assets in our portfolio. If the market value of those assets decline, the lender may require us to post additional collateral to support the loan. If we are unable to post the additional collateral, we may have to sell assets at a time when we might not otherwise choose to do so. A reduction in credit available may reduce our earnings.

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

Market values of the assets in our portfolio may decline for a number of reasons, such as changes in prevailing market rates, increases in tenant defaults, decreases in parking facility occupancy or utilization and decreases in market rents and other factors typically associated with owning real estate, including:

●	epidemics, pandemics or other outbreaks of all illness, disease or virus (such as the COVID-19 pandemic);
●	natural disasters such as hurricanes, snow, earthquakes, flood or severe weather storms;
●	civil unrest, crime, or the perception of crime;
●	acts of war or terrorism, including the consequences of terrorist attacks;
●	adverse changes in national, regional and local economic and real estate conditions;
●	an oversupply of (or a reduction in demand for) space in the areas where particular properties are located and the attractiveness of particular properties to prospective tenants;
●	changes in government laws and regulations, fiscal policies and zoning ordinances and related costs of compliance therewith and the potential for liability under applicable laws;
●	costs associated with the need to periodically repair properties or replace operators at our properties;
●	costs associated with real property taxes and changes in tax rates;
●	costs of remediation and liabilities associated with environmental conditions affecting properties;
●	costs associated with complying with the Americans with Disabilities Act of 1990, as amended, or the Americans with Disabilities Act;
●	over-concentrations in certain geographic areas;
●

sports strikes, particularly those that persist for an extended period of time, or a significant decrease in the number of games played, or the occurrence of a significant number of games with limited or no fans attending;

●	the worsening of economic or real estate conditions in the geographic area in which our investments may be concentrated; and
●	the potential for uninsured or underinsured property losses.

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

Increased demand for ride sharing services, such as Uber and Lyft, and car sharing services, along with the potential for driverless cars, may lead to a decline in parking demand in cities and urban areas. While we devote considerable effort and resources to analyzing and responding to consumer preference and changes in the markets in which we operate, consumer preferences cannot be predicted with certainty and can change rapidly. Changes in consumer behaviors, including the use of mobile phone applications and online parking reservation services that help drivers reserve parking with garages, lots and individual owner spaces, cannot be predicted with certainty and could change current customers’ parking preferences, which may have an impact on the price customers are willing to pay for parking. Additionally, urban congestion and congestion pricing due to the aforementioned ride sharing services, or state and local laws that have been or may be passed encouraging carpooling and use of mass transit systems, may negatively impact parking demand and pricing that a customer would be willing to pay for parking. If we are unable to anticipate and respond to trends in the consumer marketplace and the industry, including, but not limited to, market displacement by delivery service companies, car sharing companies and changing technologies, we could experience a material and adverse impact on our business, financial condition and results of operations. In addition, several state and local laws have been passed in recent years that encourage the use of carpooling and mass transit. In the future, local, state and federal environmental regulatory authorities may pursue, or continue to pursue, measures related to climate change and greenhouse gas emissions which may have the effect of decreasing the number of cars being driven. Such laws or regulations could adversely impact the demand for our services and our business.

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

We have $25.9 million of debt related to the revolving credit facility agreement (the “Line of Credit”) with Harvest Small Cap and HSCP Masters (collectively, the “Lenders”) that matures on March 31, 2026. Additionally, as of the date of this filing, the Line of Credit has $5.6 million of accrued interest that is due upon maturity.

We will need to refinance, repay or extend the Line of Credit before it matures. While management has approved a plan to sell real estate assets to satisfy the debt maturity, there is a risk that we may not be able to sell assets or refinance existing debt or that the terms of any refinancing will not be as favorable as the terms of the existing debt. If principal payments due at maturity cannot be satisfied with asset sales, refinanced or extended, we may be forced to repay our maturing debt with proceeds from other sources, such as placing mortgages on property that we own.

In addition to refinancing existing indebtedness, we may require additional debt financing in the future to fund our operations, capital expenditures and growth strategy. Our ability to obtain additional financing and satisfy our financial obligations under indebtedness outstanding from time to time will depend upon our future operating performance, which is subject to then-prevailing general economic, real estate and credit market conditions, including interest rate levels and the availability of credit generally, and financial, business and other factors, many of which are beyond our control. A prolonged worsening of credit market conditions would have a material adverse effect on our ability to obtain financing on favorable terms, if at all.

If we are unable to refinance, extend or repay our existing indebtedness when it matures, or obtain additional financing when needed, our liquidity, our ability to execute our business strategy, and our overall financial condition could be materially adversely affected.

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

Any failure to maintain such internal control could adversely impact our ability to report our financial position and results of operations on a timely and accurate basis. If our financial statements are not accurate, investors may not have a complete understanding of our operations. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by Nasdaq, the SEC, or other regulatory authorities. Additionally, failure to timely file required Exchange Act reports will cause us to be ineligible to utilize short-form registration statements on Form S-3, which may impair our ability to obtain capital in a timely fashion to execute our business strategies or issue shares of Common Stock to effect an acquisition. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our Common Stock and may result in a material adverse effect on our business.

We may face litigation and other risks as a result of the previously identified material weakness in our internal control over financial reporting.

As most recently disclosed in our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2024, we identified material weaknesses in our internal control over financial reporting related to (i) the lack of appropriate segregation of duties within the accounting and finance groups, (ii) the ineffective design, implementation, and operation of controls relevant to the financial reporting process, specifically related to the documentation of the review of controls, and (iii) the calculation and review of noncontrolling interest. As disclosed in Item 9A. of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (the “2024 Annual Report”), management, including our then Chief Executive Officer and our Chief Financial Officer, concluded such material weaknesses had been remediated as of December 31, 2024.

Although remediated, we may face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the restatement and material weaknesses in our internal control over financial reporting discussed above and in Item 9A. of the 2024 Annual Report and the preparation of our financial statements for the fiscal year ended December 31, 2024. We have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition.

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

We may not be able to obtain financing on acceptable terms or at all. Future access to sources of financing will depend upon a number of factors, over which we may have little or no control, including:

●	general market conditions;
●	a financing source's view of the quality of our assets;
●	a financing source's perceptions of our financial condition and growth potential; and
●	our current and potential future earnings and cash distribution.

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

We are subject to income taxes in the United States. Our future effective tax rates could be subject to volatility or adversely affected by a number of factors, including:

●	changes in the valuation of our deferred tax assets and liabilities;
●	expected timing and amount of the release of any tax valuation allowances;
●	tax effects of stock-based compensation;
●	costs related to intercompany restructurings; or
●	changes in tax laws, regulations or interpretations thereof.

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

As of December 31, 2025, we had aggregate U.S. federal and state net operating loss carryforwards (“NOLs”) of $97,830,729 (of which $8,585,685 was incurred in tax years beginning before January 1, 2018), which may be available to offset future taxable income for income tax purposes, and portions of which expire in various years. Under current law, federal NOLs incurred in tax years beginning after December 31, 2017 may be carried forward indefinitely, but the deductibility of such federal NOLs is limited to 80% of taxable income. Federal NOLs incurred in tax years ending before January 1, 2018 may be carried forward for 20 years. Our NOLs are subject to these carry forward and deductibility limits. Further, a lack of future taxable income would adversely affect our ability to utilize these NOLs before they expire.

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

Although our use of NOLs may be limited due to a prior ownership change, due to the existence of the valuation allowance, such limitations, if any, related to the Company’s operations in the United States should not impact its effective tax rate. Any additional ownership changes may further limit the ability to use the NOL carryforwards.

Risks Related to Our Indebtedness and Certain Other Obligations

We utilize significant debt, and we may incur additional debt. The Line of Credit matures on March 31, 2026.

As of December 31, 2025, we had approximately $224.2 million aggregate principal amount of indebtedness outstanding, including:

●	$25.9 million outstanding under the Line of Credit;
●	$75.1 million outstanding under the CMBS Loan through seven of our subsidiaries (the “CMBS Loan Borrowers”) with Argentic Real Estate Finance 2 LLC (the “CMBS Lender”); and
●

$99.6 million outstanding under the 4.15% Series 2025-1 Class A-2 Notes (the “Notes”) issued in connection with the asset-backed securitization of nineteen properties (the “Asset-Backed Securitization”) held by certain of our subsidiaries (the “Asset Entities”).

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

Our debt agreements contain restrictive covenants, and failure to comply with these covenants could result in events of default and acceleration of our indebtedness.

The Line of Credit, the CMBS Loan and the base indenture, as supplemented by the Series 2025-1 indenture supplement (collectively, the “Indenture”) governing the Notes contain financial and operational covenants that limit or restrict, subject to certain exceptions, our ability, and the ability of the Operating Company and our other subsidiaries to sell or transfer assets, enter into a merger or consolidate with another company, create liens, make investments or acquisitions or incur certain indebtedness. These covenants may limit our operational and financial flexibility and could restrict our ability to pursue our business strategy.

Our ability to comply with the covenants in our debt agreements depends on a number of factors, including our operating performance, interest rate levels, and real estate and credit market conditions, many of which are beyond our control. A decline in our operating performance or adverse economic conditions could limit our ability to meet the financial or operational tests in these agreements.

We cannot assure that we will be able to comply with these restrictions and covenants.  If we fail to comply with the covenants or other requirements in our debt agreements, or if an event of default otherwise occurs, our lenders may terminate their commitments, increase applicable interest rates, or declare all outstanding indebtedness immediately due and payable. In addition, certain of our indebtedness is secured by mortgages on our properties, and an event of default may permit lenders to exercise remedies with respect to the collateral, including foreclosure (see risk factor titled, “Certain loans are and may be secured by mortgages on our properties and if we default under our loans, we may lose properties through foreclosure” for further discussion). In addition, we may not be able to obtain waivers or amendments on acceptable terms, or at all, and we may not have sufficient liquidity to repay accelerated indebtedness. Any such event could have a material adverse effect on our liquidity, financial condition, and results of operations.

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

We have obtained, and intend to continue to obtain, loans that are secured by mortgages or deeds of trust on our properties, and we may obtain additional loans evidenced by promissory notes secured by mortgages on our properties, including the CMBS Loan and the Notes issued in connection with the Asset-Backed Securitization.

In December 2024, we, through seven of our subsidiaries entered into the CMBS Loan. The CMBS Loan is secured by a first priority (i) mortgage, (ii) assignment of leases and rents and (iii) security interest in all personal property, including accounts, escrows, and reserves, granted by each of the seven Loan Borrowers.

In October 2025, we refinanced $84.2 million of long-term debt through the Asset-Backed Securitization. In connection with the Asset-Backed Securitization, we issued the Notes, which are secured primarily by mortgages and deeds of trust on real property interests in certain designated parking facilities.

If an event of default occurs under the CMBS Loan or the Indenture governing the Notes, the CMBS Lender or the holders of the Notes, as applicable, may foreclose on or otherwise realize upon the real estate and other collateral securing the indebtedness. As a result, we could lose the properties securing the CMBS Loan, the Notes, or any other secured indebtedness we may incur.

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

We qualify as an “emerging growth company” under SEC rules. As an emerging growth company, we will be permitted and plan to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These provisions include, but are not limited to: (a) an exemption from compliance with the auditor attestation requirement in the assessment of internal control over financial reporting pursuant to Section 404 of Sarbanes-Oxley, (b) not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board (“PCAOB”) regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements, (c) reduced disclosure obligations regarding executive compensation arrangements in periodic reports, registration statements, and proxy statements, and (d) exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. As a result, the information we provide will be different than the information that is available with respect to other public companies that are not emerging growth companies. If some investors find Common Stock less attractive as a result, there may be a less active trading market for Common Stock, and the market price of Common Stock may be more volatile.

Risks Related to Ownership of Our Securities

The market price and trading volume of the shares of our Common Stock may fluctuate significantly.

Our Common Stock only recently began trading on Nasdaq, and we can provide no assurance that an active liquid trading market for the shares of our Common Stock will be sustained. The market price and liquidity of our Common Stock may be adversely affected by the absence of an active trading market.

The market price of our Common Stock may be highly volatile and could be subject to wide fluctuations. For example, as of August 28, 2023, the date our Common Stock became publicly traded, the closing price of our Common Stock was $10.37. Since then, the closing price of our Common Stock reached a low of $2.54 on December 4, 2025, and on February 27, 2026, the closing price of our Common Stock was $3.04. Capital markets have been volatile in the recent past. Market volatility, as well as general economic, market or political conditions, and the current adverse macroeconomic conditions including inflation, fluctuations in fuel prices, rising interest rates, and reduced consumer confidence, could reduce the market price of shares of our Common Stock regardless of its operating performance.

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

In addition, our operating results could be below the expectations of public market analysts and investors due to a number of potential factors, including:

●	variations in quarterly operating results or dividends, if any, to investors;
●	additions or departures of key management personnel;
●	publication of research or reports about our industry;
●	litigation and government investigations;
●	changes or proposed changes in laws or regulations or differing interpretations or enforcement of laws or regulations affecting our business;
●	adverse market reaction to any indebtedness incurred or securities issued in the future;
●	changes in market valuations of similar companies;
●	adverse publicity or speculation in the press or investment community; and
●	announcements by competitors of significant contracts, acquisitions, dispositions, strategic partnerships, joint ventures, or capital commitments.

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

Specifically, payment of any distribution preferences on the issued and outstanding Series A Convertible Redeemable Preferred Stock, par value $0.0001 per share of the Company (the “Series A Preferred Stock”), Series 1 Convertible Redeemable Preferred Stock, par value $0.0001 per share of the Company (the “Series 1 Preferred Stock” and together with the Series A Preferred Stock, the “Preferred Stock”) or any future series of preferred stock would reduce the amount of funds available for the payment of distributions on the Common Stock. Further, holders of Preferred Stock will be entitled to receive a preference payment if we liquidate, dissolve, or wind up before any payment is made to holders of Common Stock, likely reducing the amount holders of Common Stock would otherwise receive upon such an occurrence. Holders of Series 1 Preferred Stock and Series A Preferred Stock have the right to require us to convert their Series 1 Preferred Stock and Series A Preferred Stock into Common Stock, but we may, at our option, redeem such shares of Preferred Stock for cash. Holders of the Series A Preferred Stock and Series 1 Preferred Stock are entitled to cumulative dividends before any dividends may be declared or set aside on Common Stock. Upon our voluntary or involuntary liquidation, dissolution or winding up, before any payment is made to holders of Common Stock, holders of Series A Preferred Stock and Series 1 Preferred Stock will be entitled to receive a liquidation preference of $1,000.00 per share plus any accrued and unpaid distributions. As of December 31, 2025, 1,296 and 13,315 shares of Series A Preferred Stock and Series 1 Preferred Stock, respectively, were issued and outstanding. As of December 31, 2025 there were no shares of Series 2 Preferred Stock issued and outstanding.

We are a “controlled company” within the meaning of the applicable rules of Nasdaq and, as a result, may qualify for exemptions from certain corporate governance requirements. If we rely on these exemptions, our stockholders will not have the same protections afforded to stockholders of companies that are subject to such requirements.

Under the applicable rules of Nasdaq, a company is a “controlled company” if more than 50% of the voting power for the election of directors is held by an individual, group or another company, and such company may elect not to comply with certain corporate governance requirements, including the requirements that the company have: (i) a majority of its board of directors comprised of independent directors; (ii) a compensation committee comprised solely of independent directors; and (iii) director nominees selected, or recommended for selection to our Board, by the nominating committee. As of December 31, 2025, Mr. Osher, a member of the Board, controls more than 50% of the voting power of our outstanding Common Stock, and as a result, we are a “controlled company” within the meaning of applicable rules of Nasdaq.

Though we currently do not intend to take advantage of any “controlled company” exemptions, if we were to elect to be exempt from some or all of the aforementioned corporate governance requirements, you may not have the same protections afforded to stockholders of companies that are subject to all of Nasdaq corporate governance requirements.

If our operating and financial performance in any given period does not meet the guidance provided to the public or the expectations of investment analysts, the market price of our Common Stock could decline.

We may, but are not obligated to, provide public guidance on our expected operating and financial results for future periods. Any such guidance will consist of forward-looking statements, subject to the risks and uncertainties described in this Annual Report and in our other public filings and public statements. The ability to provide this public guidance, and the ability to accurately forecast our results of operations, could be impacted by future public health crises. Our actual results may not always be in line with or exceed any guidance we have provided, especially in times of economic uncertainty, such as the current global economic uncertainty being experienced as a result of the war in Ukraine. If, in the future, our operating or financial results for a particular period do not meet any guidance provided or the expectations of investment analysts, or if we reduce our guidance for future periods, the market price of our Common Stock could decline as well. Even if we issue public guidance, there can be no assurance that we will continue to do so in the future.

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

A stockholder’s interest in us may be diluted if we: (a) sell additional shares of stock in the future, (b) sell securities that are convertible into Common Stock, (c) issue Common Stock in a private offering of securities to institutional investors, or (d) issue Common Stock to sellers of properties acquired by us in connection with an exchange for Common Units, which are convertible into Common Stock. In addition, as of February 27, 2026, there are currently outstanding: (i) warrants to purchase up to 2,553,192 shares of Common Stock; (ii) 4,289,227 Common Units held by third parties; (iii) 2,800,000 of the class of membership interest of the Operating Company designated as “Performance Units” (the “Performance Units”); (iv) 1,791,096 of the class of membership interest of the Operating Company designated as “LTIP Units” (the “LTIP Units”); (v) 13,283 shares of Series 1 Preferred Stock; (vi) 1,296 shares of Series A Preferred Stock; and (vii) no shares of Series 2 Preferred Stock. Because of these and other reasons described in this “Risk Factors” section, issuances of additional Common Stock will significantly dilute the equity interests of existing holders of Common Stock and may affect prevailing market prices for Common Stock.

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

Any sales of our Common Stock (including shares of Common Stock issuable upon the exercise or conversion, as applicable, of the Warrants, Common Units or Preferred Stock or the redemption of Preferred Stock) pursuant to Rule 144 under the Securities Act or our effective registration statements on Form S-3, filed with the SEC on April 4, 2025, could adversely affect the prevailing market price of our Common Stock. The issuance of Common Stock upon any exercise or conversion, as applicable, of the Warrants, Common Units or Preferred Stock or redemption of Preferred Stock also may have the effect of reducing our net income per share (or increasing our net loss per share). In addition, the existence of Preferred Stock may encourage short selling by market participants because the existence of redemption payments could depress the value or market price of the Common Stock.

The issuance of additional shares or other equity securities of equal or senior rank would have the following effects:

●	existing stockholders’ proportionate ownership interest in us will decrease;
●	the amount of cash available per share, including for payment of dividends in the future, may decrease;
●	the relative voting strength of each share of previously outstanding common stock may be diminished; and
●	the market price of our Common Stock could decline.

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

Depending on the terms and pricing of any additional offerings and the value of our investments, stockholders also may experience dilution in the book value and fair market value of, and the amount of distributions paid on, their shares of Common Stock.

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

We may be unable to maintain the continued listing requirements of Nasdaq.

If we fail to meet Nasdaq’s continued listing requirements and Nasdaq delists our securities and we are not able to list our securities on another national securities exchange, our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;
●	reduced liquidity for our securities;
●

a determination that our Common Stock is a “penny stock” which will require brokers trading in our Common Stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our Common Stock;

●	a limited amount of news and analyst coverage for us; and
●	a decreased ability to issue additional securities or obtain additional financing in the future.

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

●	the exclusive power of the Board to fill vacancies on the Board;
●

limitations on the ability of, and various requirements that must be satisfied in order for, our stockholders to propose nominees for election to the Board and propose other business to be considered at a meeting of our stockholders;

●	the exclusive power of the Board to amend the Bylaws;
●

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

●	the requirement that amendments to the Charter by our stockholders may be made only if declared advisable by the Board;

●

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

●

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

●

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

The Charter limits the liability of our directors and officers to us and our stockholders for money damages to the maximum extent permitted by Maryland law. Under current Maryland law, our directors and officers will not have any liability to us and our stockholders for money damages other than liability resulting from:

●	actual receipt of an improper benefit or profit in money, property or services; or
●	active and deliberate dishonesty by the director or officer that was established by a final judgment as being material to the cause of action adjudicated.

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

Governance

Board of Directors

Our Board holds oversight responsibility over our strategy and risk management, including material risks related to cybersecurity threats. The Audit Committee of our Board (the “Audit Committee”) oversees, among other things, the controls designed to assess, identify, and manage material risks from cybersecurity threats. The Audit Committee is informed of material risks from cybersecurity threats pursuant to the escalation criteria as set forth in our disclosure controls and procedures. Further, our Chief Financial Officer and our Head of Information Technology report on cybersecurity matters, including material risks and threats, to the Audit Committee, and the Audit Committee provides updates to our Board, in each case as frequently as is appropriate.

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

As of December 31, 2025, we owned 36 parking facilities in 19 separate markets throughout the United States, with a total of approximately 13,500 parking spaces and approximately 4.7 million square feet. We also own approximately 0.2 million square feet of commercial space adjacent to our parking facilities.

The following table sets forth the property name, location and other information with respect to the parking facilities we owned as of December 31, 2025:

Property Name	Location	Property Type	Number of Spaces	Property Size (Square Feet)
Bricktown Garage	Oklahoma City, OK	Garage	555	206,598
Lafayette Square Garage	Bridgeport, CT	Garage	878	232,964
River East Garage	Chicago, IL	Garage	1,154	473,522
Mabley Place Garage	Cincinnati, OH	Garage	772	353,700
1W7 Garage	Cincinnati, OH	Garage	765	314,749
222W7 Garage	Cincinnati, OH	Garage	1,625	531,000
Union & Archer Lot	Cleveland, OH	Surface Lot	260	94,252
Crown Colony Lot	Cleveland, OH	Surface Lot	82	23,460
IMG Garage	Cleveland, OH	Garage	471	294,361
Residence Inn Garage	Denver, CO	Garage	450	177,650
RenCen Garage	Detroit, MI	Garage	1,273	382,470
Taylor St Garage	Fort Worth, TX	Garage	1,013	372,171
Marks Garage	Honolulu, HI	Garage	308	150,810
Saks Garage	Houston, TX	Garage	265	90,750
Preston Lot	Houston, TX	Surface Lot	46	10,000
San Jacinto	Houston, TX	Surface Lot	85	28,326
Houston Preferred (1)	Houston, TX	Garage/Lot	528	140,115
City Park Garage	Indianapolis, IN	Garage	354	20,473
Heyburn Lot	Louisville, KY	Surface Lot	165	54,450
Poplar Lot	Memphis, TN	Surface Lot	125	37,563
Chase Garage	Miami, FL	Garage	118	36,129
Old World Lot	Milwaukee, WI	Surface Lot	54	11,250
Wells Lot	Milwaukee, WI	Surface Lot	148	43,580
Clybourn Lot	Milwaukee, WI	Surface Lot	15	2,400
Arena Lot	Milwaukee, WI	Surface Lot	75	48,344
Ramada Lot	Minneapolis, MN	Surface Lot	185	71,737
Orpheum Lot	Minneapolis, MN	Surface Lot	270	86,283
White Front Garage	Nashville, TN	Garage	155	44,944
Rampart Lot	New Orleans, LA	Surface Lot	77	27,105
Shoe Lot	St. Louis, MO	Surface Lot	180	53,153
Washington Lot	St. Louis, MO	Surface Lot	63	16,919
Broadway Lot	St. Louis, MO	Surface Lot	146	41,948
7th & Cerre Lot	St. Louis, MO	Surface Lot	149	46,056
Cardinal Lot	St. Louis, MO	Surface Lot	376	114,424
Holiday Inn Garage	St. Paul, MN	Garage	285	101,568

(1)	Houston Preferred includes 2 properties.

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

Refer to Note 15 — Commitments and Contingencies in Part II, Item 8 Notes to the Consolidated Financial Statements of this Annual Report, which information is incorporated herein by reference.

ITEM 4.                MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.                MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on the Nasdaq under the ticker symbol “BEEP.”

Holders of Record

As of February 27, 2026, we had approximately 41.2 million shares of Common Stock outstanding, held by a total of 962 stockholders of record. We believe the actual number of beneficial owners of our Common Stock is greater than this number of record holders and includes beneficial owners whose shares are held in “street name” by brokers, banks and other nominees.

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

There are no unreported sales of equity securities as of December 31, 2025.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On September 11, 2024, the Company announced that the Board authorized a share repurchase program for the repurchase of up to $10,000,000 of shares of our common stock.

The following table summarizes the share repurchase activity for the three months ended December 31, 2025. The average price paid per share includes broker commissions.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs

October 1 - 31, 2025	437,320	$ 3.45	437,320	$ 6,158,903
November 1 - 30, 2025	175,078	$ 3.27	175,078	$ 5,586,897
December 1 - 31, 2025	310,319	$ 2.85	310,319	$ 4,702,408

ITEM 6.                RESERVED

ITEM 7.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations is based on and should be read in conjunction with the audited consolidated financial statements and the notes thereto contained elsewhere in this Annual Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. See “Forward-Looking Statements” preceding Part I and “Risk Factors” for a discussion of forward-looking statements and important factors that could cause actual results to differ materially from the results described in or implied by these forward-looking statements.

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

As of December 31, 2025, we owned 36 parking facilities in 19 separate markets throughout the United States, with a total of approximately 13,500 parking spaces and approximately 4.7 million square feet. We also own approximately 0.2 million square feet of commercial space adjacent to our parking facilities.

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

Managed Property Revenue Contracts

To date, 28 of our 36 assets have converted to management contracts. We believe asset management contracts provide the opportunity for NOI growth through more transparent and controlled expense management and will reduce the revenue variability associated with the timing of payments for contract parking agreements. In addition, the move to management contracts properly aligns the incentives and rewards for revenue growth between the third-party operator and the Company. This change is also expected to result in better revenue linearity compared to revenue recognition in our lease agreements, in which lease payments are based on cash collections from operators. Overall, the conversion to management contracts also provides enhanced visibility on the performance of the portfolio within our financial results. Our intent is to convert the remaining assets to asset management contracts by the end of 2027.

Same Location RevPAS

Revenue Per Available Stall (“RevPAS”) is used to evaluate parking operations and performance. RevPAS is defined as average monthly Parking Revenue (managed property revenue less related sales tax and credit card fees) divided by the parking stalls in the locations the Parking Revenue was earned. Parking Revenue does not include billboard or commercial rent, or revenue from locations that are under lease agreements. Parking Revenue is a meaningful component of revenue that is used to judge the performance of locations and the ability to manage each location. We believe RevPAS is a meaningful indicator of our performance because it measures the period-over-period change in revenues for comparable locations. Parking Revenue and RevPAS should not be viewed as alternative measures of our financial performance as they do not reflect all components of revenue, which may be material.

Same location RevPAS represents Parking Revenue at our assets under management agreements prior to the second quarter of 2024, and excludes an asset for which we do not have sufficient historical data to calculate RevPAS. We believe same location RevPAS is a key performance measure that allows for review of fluctuations in revenue on a comparable asset basis, without the impact of portfolio transactions or changes in revenue structure. Average monthly same location RevPAS for the years ended December 31, 2025 and 2024 was $199.36 and $209.24 per month, respectively.

Results of Operations for the Years Ended December 31, 2025 and 2024 (dollars in thousands)

	For the Year Ended December 31,
	2025	2024	$ Change	% Change
Revenues
Managed property revenue	$28,619	$27,848	$771	2.8%
Base rental income	5,394	6,195	(801)	(12.9)%
Percentage rental income	1,062	2,965	(1,903)	(64.2)%
Total revenues	$35,075	$37,008	$(1,933)	(5.2)%

Total Revenues

The decrease in total revenues for the year ended December 31, 2025 compared to the same period in 2024 is due partially to $0.6 million of nonrecurring revenue resulting from collections of remaining 2023 percent rent payments for lease agreements which were converted to management contracts at the beginning of 2024. Within total revenues, conversions to management agreements resulted in certain locations recognizing Managed Property Revenue in 2025 while recognizing Base Rental Income and Percentage Rental Income for portions for 2024.

The decline in revenue was further driven by the Detroit market, where a significant area restructuring plan is causing a reduction in office occupancy and related traffic. Additionally, event reductions because of the Cincinnati convention center remodel and traffic disruptions near our Nashville location drove temporary transient revenue declines in those markets. Our sale of three assets in 2024 also resulted in a decrease of approximately $0.2 million in 2025. These impacts were partially offset by contract growth in our Cleveland market, increased transient traffic in Oklahoma City partially as a result of game and event attendance, and favorable return-to-office trends in one of our St. Louis locations.

	For the Year Ended December 31,
	2025	2024	$ Change	% Change (1)
Operating expenses
Property taxes	$6,988	$7,256	$(268)	(3.7)%
Property operating expense	7,367	7,119	248	3.5%
Depreciation and amortization	10,577	8,403	2,174	25.9%
General and administrative	7,969	10,794	(2,825)	(26.2)%
Professional fees	1,554	1,759	(205)	(11.7)%
Impairment	3,762	157	3,605	NM
Total expenses	$38,217	$35,488	$2,729	7.7%

(1)	Line items that result in a percent change that exceed certain limitations are considered not meaningful (“NM”) and indicated as such.

Property Taxes

The decrease in property taxes for the year ended December 31, 2025 compared to the same period in 2024 is due primarily to favorable results from property tax appeals as well as a reduction in expense from three assets sold during 2024.

Property Operating Expense

The increase in property operating expense for the year ended December 31, 2025 compared to the same period in 2024 is due primarily to additional expense related to properties that converted to management contracts after January 2024, as property operating expenses were incurred for only a partial period during 2024.

Depreciation and Amortization

The $2.2 million increase in depreciation and amortization for the year ended December 31, 2025 compared to the same period in 2024 is primarily due to accelerated amortization associated with the phase out of the Inigma software, which was completed during 2025.

General and Administrative Expense

The $2.8 million decrease in general and administrative expenses during the year ended December 31, 2025 compared to the same period in 2024 is primarily attributable to the vesting of certain one-time equity compensation awards in 2024 related to the Merger, as well as the non-cash impact of a change in timing of annual equity awards in 2025.

Professional Fees

The $0.2 million decrease in professional fees during the year ended December 31, 2025 compared to the same period in 2024 is primarily attributable to savings in tax preparation services and legal fees incurred in 2024 associated with additional filings.

Impairment

During the years ended December 31, 2025 and 2024, we impaired approximately $3.8 million and $0.2 million of our real estate assets, respectively, as a result of planned dispositions of properties.

	For the Year Ended December 31,
	2025	2024	$ Change	% Change (1)
Other
Interest expense, net	$(19,039)	$(13,830)	$(5,209)	37.7%
Loss on extinguishment of debt	(2,600)	—	(2,600)	100.0%
(Loss) gain on sale of real estate	(124)	2,651	(2,775)	NM
Other income, net	256	434	(178)	(41.0)%
Change in fair value of Earn-Out liability	935	844	91	10.8%
Total other expense	$(20,572)	$(9,901)	$(10,671)	107.8%

(1)	Line items that result in a percent change that exceed certain limitations are considered not meaningful (“NM”) and indicated as such.

Interest Expense

The increase in interest expense of approximately $5.2 million during the year ended December 31, 2025 compared to the same period in 2024 is primarily attributable to interest expense and loan fee amortization on the Line of Credit entered into in the third quarter of 2024 and higher interest expense resulting from the refinancing of the $75.0 million revolving credit facility with KeyBank National Association (“the Revolving Credit Facility”) with the 2034 CMBS Loan in December 2024.

Loss on Extinguishment of Debt

In connection with entering into the Asset-Backed Securitization, we incurred approximately $2.6 million in fees related to prepayment penalties and legal costs.

(Loss) Gain on Sale of Real Estate

In November 2025, we sold a parking lot located in Indianapolis, Indiana for approximately $2.0 million, resulting in a gain on sale of real estate of approximately $0.5 million, and two parking lots in Denver, Colorado for approximately $2.5 million, resulting in a $0.1 million loss on sale of real estate. In December 2025, we sold a parking garage located in Lubbock, Texas for approximately $11.0 million, resulting in a loss on sale of real estate of approximately $0.5 million.

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

Other Income, Net

The $0.2 million decrease in other income during the year ended December 31, 2025 compared to the same period in 2024 is primarily attributable to a $0.3 million gain from a settlement agreement entered into in September 2024.

Change in Fair Value of Earn-out Liability

This is non-cash gain or loss as the estimated fair value of the 1,900,000 shares of common stock that are subject to an earn-out structure (“Earn-Out Shares”), as described below, change. Fair value fluctuations of the liability during the period are reflected in earnings and are a result of changes in stock price and the remaining duration of the earn-out period.

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

The following table presents our NOI as well as a reconciliation of NOI to Net Loss, the most directly comparable financial measure under U.S. GAAP reported in our consolidated financial statements, for the years ended December 31, 2025 and 2024 (dollars in thousands):

	For the Year Ended December 31,
	2025	2024	%
Revenues
Managed property revenue	28,619	27,848
Base rental income	5,394	6,195
Percentage rental income	1,062	2,965
Total revenues	35,075	37,008	(5.2)%
Operating expenses
Property taxes	6,988	7,256
Property operating expense	7,367	7,119
Net Operating Income	$20,720	$22,633	(8.5)%

Reconciliation
Net loss	(23,714)	(8,381)
Loss on extinguishment of debt	2,600	—
Loss (gain) on sale of real estate	124	(2,651)
Other income, net	(256)	(434)
Change in fair value of Earn-Out liability	(935)	(844)
Interest expense, net	19,039	13,830
Depreciation and amortization	10,577	8,403
General and administrative	7,969	10,794
Professional fees	1,554	1,759
Impairment	3,762	157
Net Operating Income	$20,720	$22,633

Adjusted EBITDA

Adjusted Earnings Before Interest Expense, Taxes, Depreciation and Amortization (“Adjusted EBITDA”) reflects net income (loss) excluding the impact of the following items: interest expense, depreciation and amortization, and the provision for income taxes,  stock-based compensation expense, non-cash changes in the fair value of the Earn-Out Liability, gains or losses from disposition of real estate assets, impairment write-downs of depreciable property, and Other Income, Net for all periods presented.

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

The following table presents our calculation of Adjusted EBITDA for the for the years ended December 31, 2025 and 2024 (dollars in thousands):

	For the Year Ended December 31,
	2025	2024

Reconciliation of Net Loss to Adjusted EBITDA Attributable to the Company
Net loss	$(23,714)	$(8,381)
Interest expense, net	19,039	13,830
Depreciation and amortization	10,577	8,403
Impairment	3,762	157
Change in fair value of Earn-Out liability	(935)	(844)
Other income, net	(256)	(434)
Loss on extinguishment of debt	2,600	—
Loss (gain) on sale of real estate	124	(2,651)
Equity-based compensation	3,136	5,719
Adjusted EBITDA Attributable to the Company	$14,333	$15,799

Liquidity and Capital Resources

Sources and Uses of Cash

Aside from standard operating expenses, we expect our principal cash demands in both the short term and long term to be for:

•	principal and interest payments on our outstanding indebtedness;
•	capital expenditures;
•	redemption and dividend payments on the Series A Preferred Stock and Series 1 Preferred Stock;
•	funding of our share repurchase program; and
•	acquisitions of assets.

Our principal source of funds will be managed property revenue and rental income at our parking facilities as well as existing cash on hand and the Line of Credit, as needed. We may also sell properties or place mortgages on properties to raise capital.

Debt

During 2024 and 2025, we have taken steps to both extend and ladder maturities in our debt profile, including:

•	In February 2024, we refinanced $5.5 million of notes payable maturing in March 2024 with a 5-year note in the principal amount of $5.9 million.
•

In September 2024, we entered into a $40.4 million Line of Credit, that matures on March 31, 2026. Borrowings under the Line of Credit will accrue interest at a rate of 15.0% per annum, with interest payable in arrears at maturity or upon repayment of any principal amount borrowed under the Line of Credit. The proceeds from the Line of Credit (after payment of related legal fees) are only to be used for redemption payments on the Series A Preferred Stock and Series 1 Preferred Stock, unpaid dividends on the Series A Preferred Stock and Series 1 Preferred Stock accrued prior to the closing date of the Line of Credit, funding of the share repurchase program, and a $5.0 million paydown on the Revolving Credit Facility.

•	In December 2024, we refinanced a $7.2 million note payable with a 3-year note in the principal amount of $12 million.
•	In December 2024, we entered into a $75.5 million, 10-year CMBS financing agreement. The 2034 CMBS Loan bears a fixed annual interest rate of 7.755% and is secured by a pool of seven properties. Proceeds of the 2034 CMBS Loan were used to repay and discharge the Revolving Credit Facility and refinance a property-level loan.
•	In October 2025, we refinanced $84.2 million of long-term debt through an Asset-Backed Securitization of 19 properties in our portfolio. In this transaction, we issued 4.15% Series 2025-1 Class A-2 Notes priced at 88.30% of the principal amount of $100 million. The Notes have an anticipated repayment date in October 2030 and a final maturity date in October 2055.

Certain lenders may require reserves related to capital improvements, insurance, and excess cash. These lender-required reserves make up the majority of our restricted cash amounts as of December 31, 2025.

As of December 31, 2025, we had approximately $224.2 million aggregate principal amount of indebtedness outstanding, including $198.3 of long-term debt, primarily consisting of $75.1 million outstanding under the 2034 CMBS Loan and $99.6 million outstanding under the Notes.

We currently have $25.9 million related to the Line of Credit due within twelve months of the date of the filing of this Annual Report. Additionally, as of the date of this filing, the Line of Credit has $5.6 million of accrued interest that is due upon maturity. We do not currently have sufficient cash on hand, liquidity or projected cash flows to repay the outstanding amount and related interest due upon maturity. These conditions and events raise substantial doubt about the Company’s ability to continue as a going concern.

Management has approved a plan to extend the Line of Credit and to sell real estate assets to satisfy the debt maturity, allowing the Company to sell the properties on an orderly basis. Management has determined that it is probable the plan will be successfully implemented. Accordingly, we have concluded that this plan alleviates substantial doubt about the Company’s ability to continue as a going concern.

Asset Acquisitions

Our future acquisitions or development of properties cannot be accurately projected because such acquisitions or development activities depend upon available opportunities that come to our attention and upon our ability to successfully acquire, develop and lease such properties. However, we have identified a pipeline of acquisition opportunities that we believe is bespoke and actionable, while being largely off-market and unavailable to our competitors. As of December 31, 2025, we have identified and are evaluating several parking facilities as potential acquisition targets.

Distributions and redemptions

In September 2024, we paid all accrued and unpaid dividends for the past dividend periods on the Series A Preferred Stock and Series 1 Preferred Stock. Additionally, we declared monthly dividend payments on the Series A Preferred Stock and Series 1 Preferred Stock for each month beginning September 2024 through December 2025. The payment of future dividends is subject to the Board’s discretion and will be determined by the Board based on the Company’s financial condition and such other considerations as the Board deems relevant. Additionally, in September 2024, we began electing to redeem shares of Series A Preferred Stock and Series 1 Preferred Stock for cash rather than converting to common stock. Proceeds from the Line of Credit are used to pay the stated value of the shares redeemed for cash as well as the accrued and unpaid dividends for past dividend periods.

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

Warrants

As of December 31, 2025, there are 2,553,192 warrants to purchase 2,553,192 shares of our common stock at an exercise price of $7.83 per share outstanding. While exercise of the Common Stock Warrants is a potential source of cash, we do not currently believe this is a likely event and therefore do not use this assumption in our operating plans.

Cash flow activities

The following table summarizes our cash flows for the years ended December 31, 2025 and 2024 (dollars in thousands):

	For the Year Ended December 31,
	2025	2024
Net cash provided by (used in) operating activities	$848	$(784)
Net cash provided by investing activities	$16,334	$4,235
Net cash used in financing activities	$(17,717)	$(4,343)

Cash flows from operating activities

During the year ended December 31, 2025, $0.8 million of cash was provided by operating activities compared to $0.8 million used in operating activities during the year ended December 31, 2024, an increase of $1.6 million. The cash provided by operating activities for the year ended December 31, 2025 was primarily attributable to changes in working capital and NOI results for the period, partially offset by cash paid for interest. The cash used in operating activities for the year ended December 31, 2024 was primarily attributable to payment of general and administrative and professional fees, cash paid for interest, and settlement of liabilities and changes in working capital, which offset NOI results for the period.

Cash flows from investing activities

During the year ended December 31, 2025, $16.3 million of cash was provided by investing activities compared to $4.2 million provided by investing activities during the year ended December 31, 2024, an increase of $12.1 million. The cash provided by investing activities for the year ended December 31, 2025 was primarily attributable to proceeds from the sale of four parking assets in 2025 and the collection of a note receivable, partially offset by routine and strategic capital expenditures. The cash provided by investing activities during the year ended December 31, 2024 was primarily attributable to proceeds from the sale of three of our parking assets in 2024 partially offset by routine and strategic capital expenditures.

Cash flows from financing activities

During the year ended December 31, 2025, $17.7 million of cash was used in financing activities compared to $4.3 million used in financing activities during the year ended December 31, 2024, an increase of $13.4 million. The cash used in financing activities for the year ended December 31, 2025 was primarily attributable to principal debt payments and loan repayment and refinancing, including related loan fees, as well as distribution and redemption payments on the Series 1 Preferred Stock and Series A Preferred Stock and repurchases of common stock through the share repurchase plan, partially offset by draws on the Line of Credit. The cash used in financing activities during the year ended December 31, 2024 was primarily attributable to the proceeds from the Line of Credit, refinancing of the Revolving Credit Facility and certain notes payable and related loan fees, as well as distribution and redemption payments on the Series 1 Preferred Stock and Series A Preferred Stock.

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

Impairment of Long-Lived Assets

On a quarterly basis, we employ a multi-step approach to assess our real estate assets for possible impairment and record any impairment charges identified. The first step is the identification of potential triggering events, such as declines in NOI and performance compared to internal forecasts. If the results of this first step indicate a triggering event for a property, we proceed to the second step, utilizing an undiscounted cash flow model to identify potential impairment. The undiscounted cash flow model requires us to utilize judgement in the selection of the anticipated holding periods, growth rates, capitalization rates and expected future cash flows. If the undiscounted cash flows are less than the net book value of the property as of the balance sheet date, we estimate the fair value of the asset. If the determined fair value is lower than the net book value of the property, we record an impairment charge.

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

ITEM 8.                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements, together with the report of our independent registered public accounting firm, appear on pages F-1 though F-29 of this Annual Report.

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

We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2025, the end of the period covered by this Annual Report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded, as of that time, our disclosure controls and procedures were effective.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for our Company, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

Management has conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2025. In completing our evaluation of internal control over financial reporting, management used the criteria in Internal Control -- Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management, with the participation of the Chief Executive Officer and Chief Financial Officer, concluded that, as of December 31, 2025, the Company’s internal control over financial reporting was effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.             OTHER INFORMATION

Insider Trading Arrangements

During the fiscal quarter ended December 31, 2025, no directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as those terms are defined in Regulation S-K, Item 408.

ITEM 9C.             DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.              DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item will be included in our definitive proxy statement to be filed with the SEC within 120 days after December 31, 2025 in connection with the Company's 2026 Annual Meeting of Stockholders, and is hereby incorporated by reference into this Form 10-K.

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

ITEM 11.              EXECUTIVE COMPENSATION

The information required by this Item will be included in our definitive proxy statement to be filed with the SEC within 120 days after December 31, 2025 in connection with the Company's 2026 Annual Meeting of Stockholders, and is hereby incorporated by reference into this Form 10-K.

ITEM 12.              SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item will be included in our definitive proxy statement to be filed with the SEC within 120 days after December 31, 2025 in connection with the Company's 2026 Annual Meeting of Stockholders, and is hereby incorporated by reference into this Form 10-K.

ITEM 13.              CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item will be included in our definitive proxy statement to be filed with the SEC within 120 days after December 31, 2025 in connection with the Company's 2026 Annual Meeting of Stockholders, and is hereby incorporated by reference into this Form 10-K.

ITEM 14.              PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item will be included in our definitive proxy statement to be filed with the SEC within 120 days after December 31, 2025 in connection with the Company's 2026 Annual Meeting of Stockholders, and is hereby incorporated by reference into this Form 10-K.

 PART IV

ITEM 15.              EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Financial Statement Schedules

See the Index to Consolidated Financial Statements on page F-1 of this report.

(b) Exhibits

Exhibit No.	Description of Exhibit	Form	Exhibit of Annex	Filing Date	File Number
2.1†	Agreement and Plan of Merger, dated as of December 13, 2022, by and among FWAC, Merger Sub and Legacy MIC	424B3	A-1	July 11, 2023	333-269231
2.2†	First Amendment to the Agreement and Plan of Merger, dated as of March 23, 2023, by and among FWAC, Merger Sub and Legacy MIC	424B3	A-2	July 11, 2023	333-269231
3.1	Articles of Incorporation of MIC	8-K	3.1	August 31, 2023	001-40415
3.2	Articles of Merger (effecting the change of the name of MIC to “Mobile Infrastructure Corporation”)	8-K	3.2	August 31, 2023	001-40415
3.3	Bylaws of MIC	8-K	3.3	August 31, 2023	001-40415
4.1	Specimen Common Stock Certificate of MIC	S-4/A	4.2	April 11, 2023	333-269231
4.2	Warrant Agreement, dated as of August 25, 2021, by and between Legacy MIC and Color Up, LLC	8-K	10.14	August 31, 2023	000-55760
4.3	Warrant Assumption and Amendment Agreement, dated as of August 25, 2023, by and among Legacy MIC, MIC, and Color Up, LLC	8-K	10.15	August 31, 2023	001-40415
4.4	Amended and Restated Warrant Agreement, dated as of August 29, 2023, by and between MIC and Color Up, LLC	8-K	10.16	August 31, 2023	001-40415
4.6	Description of Securities	10-K	4.6	March 22, 2024	001-40415
10.1†	Credit Agreement, dated as of September 11, 2024 among MIC, the Lenders party thereto and Harvest Small Cap Partners, L.P.	8-K	10.1	September 11, 2024	001-40415
10.2	CMBS Loan Agreement, dated December 6, 2024, by and among the Borrowers party thereto and Argentic Real Estate Finance 2 LLC.	8-K	10.1	December 11, 2024	001-40415
10.3	Loan Agreement, dated as of January 10, 2017, by and between MVP Detroit Center Garage, LLC and Bank of America, N.A.	8-K	10.1	January 12, 2017	333-205893
10.4	Tax Matters Agreement, dated as of August 25, 2021, by and among Legacy MIC, Mobile Infra Operating Partnership, L.P., and each Protected Partner identified as a signatory on Schedule I thereto	8-K	10.1	August 31, 2021	000-55760

10.5	Assignment of Claims, Causes of Action, and Proceeds, dated as of August 25, 2021, by Legacy MIC in favor of Michael V. Shustek, MVP Realty Advisors, LLC, Vestin Realty Mortgage I, Inc., Vestin Realty Mortgage II, Inc., and their designees, successors, representatives, heirs, and assigns	8-K	10.3	August 31, 2021	000-55760
10.6	Software License and Development Agreement, dated as of August 25, 2021, by and between Legacy MIC and DIA Land Co., LLC	8-K	10.7	August 31, 2021	000-55760
10.7	Amended and Restated Registration Rights Agreement, dated as of November 2, 2021, by and among Legacy MIC, Color Up, LLC and HSCP Strategic III, L.P.	8-K	10.3	November 4, 2021	000-55760
10.8#	Employment Agreement, dated as of August 25, 2021, by and between Legacy MIC and Manuel Chavez	8-K	10.10	August 31, 2021	000-55760
10.9#	Employment Agreement, dated as of August 25, 2021, by and between Legacy MIC and Stephanie Hogue	8-K	10.11	August 31, 2021	000-55760
10.10#	First Amendment to Employment Agreement, dated as of August 23, 2022, by and among Legacy MIC, Mobile Infra Operating Partnership, L.P., and Manuel Chavez	8-K	10.1	August 26, 2022	000-55760
10.11#	First Amendment to Employment Agreement, dated as of August 23, 2022, by and among Legacy MIC, Mobile Infra Operating Partnership, L.P., and Stephanie Hogue	8-K	10.2	August 26, 2022	000-55760
10.12#	Second Amendment to Employment Agreement, dated as of December 13, 2022, by and among Legacy MIC, Mobile Infra Operating Partnership, L.P., and Manuel Chavez	8-K	10.4	December 14, 2022	000-55760
10.13#	Second Amendment to Employment Agreement, dated as of December 13, 2022, by and among Legacy MIC, Mobile Infra Operating Partnership, L.P., and Stephanie Hogue	8-K	10.5	December 14, 2022	000-55760
10.14#	Form of Performance Unit Award Agreement	10-Q	10.1	August 15, 2022	000-55760
10.15#	Form of First Amendment to Performance Unit Agreement	S-4/A	10.39	April 11, 2023	333-269231
10.16#	Form of LTIP Unit Agreement (Director Grants)	10-Q	10.2	August 15, 2022	000-55760
10.17#	Form of LTIP Unit Agreement (Liquidity Event)	8-K	10.3	August 26, 2022	000-55760
10.18#	First Amendment to LTIP Unit Agreement, dated as of December 13, 2022, by and among Legacy MIC, Mobile Infra Operating Partnership, L.P., and Manuel Chavez	8-K	10.6	December 14, 2022	000-55760
10.19#	First Amendment to LTIP Unit Agreement, dated as of December 13, 2022, by and among Legacy MIC, Mobile Infra Operating Partnership, L.P., and Stephanie Hogue	8-K	10.7	December 14, 2023	000-55760
10.20#	Form of First Amendment to LTIP Unit Agreement	S-4/A	10.44	April 11, 2023	333-269231
10.21#	Form of Mobile Infrastructure Corporation and Mobile Infra Operating Company, LLC Performance Unit Award Agreement	S-4/A	10.45	April 11, 2023	333-269231
10.22#	Form of Mobile Infrastructure Corporation and Mobile Infra Operating Company, LLC LTIP Unit Award Agreement	S-4/A	10.46	April 11, 2023	333-269231
10.23#	Mobile Infrastructure Corporation and Mobile Infra Operating Company, LLC 2023 Incentive Award Plan	424B3	N	July 11, 2023	333-269231
10.24	Registration Rights Agreement, dated as of August 25, 2023, by and among MIC, FWAC, the FWAC Sponsor Holders identified on Schedule A thereto, the MIC Holders identified on Scheduled B thereto, and the Preferred Holders identified on Schedule C thereto	8-K	10.42	August 31, 2023	001-40415
10.25	Second Amended and Restated Sponsor Agreement, dated as of June 15, 2023, by and among FWAC, Legacy MIC, Sponsor, and certain holders of FWAC Class B Shares	424B3	F	July 11, 2023	333-269231
10.26	Letter Agreement, dated as of August 25, 2023, by and among FWAC, Sponsor, and Legacy MIC	8-K	10.46	August 31, 2023	001-40415
10.27	Form of Preferred Subscription Agreement	424B3	K	July 11, 2023	333-269231
10.28	Support Agreement, dated as of December 13, 2022, by and between FWAC and Color Up, LLC	8-K	10.5	December 14, 2022	001-40415
10.29	Amended and Restated Support Agreement, dated as of March 23, 2023, by and between FWAC and HSCP Strategic III, L.P	8-K	10.1	March 23, 2023	001-40415
10.30	Limited Liability Company Agreement of Mobile Infra Operating Company, LLC	8-K	10.50	August 31, 2023	001-40415

10.31	Form of Indemnification Agreement of MIC	S-4/A	10.60	April 11, 2023	333-269231
10.32†	First Amendment to Credit Agreement, dated September 5, 2025	8-K	10.1	September 9, 2025	001-40415
10.33†	Base Indenture, dated October 29, 2025, by and among Mobile Infrastructure Funding, LLC, each Asset Entity party thereto and U.S. Bank Trust Company, National Association.	8-K	10.1	October 31, 2025	001-40415
10.34†	Series 2025-1 Indenture Supplement, dated October 29, 2025, by and among Mobile Infrastructure Funding, LLC, each Asset Entity party thereto and U.S. Bank Trust Company, National Association.	8-K	10.2	October 31, 2025	001-40415
10.35†	Management Agreement, dated October 29, 2025, by and among Mobile Infrastructure Funding, LLC, each Asset Entity party thereto and Mobile Infra Operating Company, LLC.	8-K	10.3	October 31, 2025	001-40415
10.36#	Executive Chair Agreement, dated November 17, 2025	8-K	10.1	November 17, 2025	001-40415
10.37#	Amended and Restated Employment Agreement, date November 17, 2025	8-K	10.2	November 17, 2025	001-40415
10.38	Second Amendment to Credit Agreement, dated December 23, 2025	8-K	10.1	December 23, 2025	001-40415
19.1	Insider Trading Policy	10-K	19.1	March 11, 2025	001-40415
21.1*	List of subsidiaries of MIC
23.1*	Consent of Deloitte & Touche LLP, independent registered public accounting firm of MIC
23.2*	Consent of Grant Thornton LLP, independent registered public accounting firm of MIC
31.1*	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32*	Certification of Principal Executive Officer and Principal Financial Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	Policy for the Recovery of Erroneously Awarded Compensation	10-K	97.1	March 22, 2024	001-40415
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Linkbase Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document101.DEF*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed concurrently herewith.
#	Indicates a management or compensatory plan
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

Mobile Infrastructure Corporation

By:	/s/ Stephanie Hogue
Stephanie Hogue
President & Chief Executive Officer
Date:	March 5, 2026

By:	/s/ Paul Gohr
Paul Gohr
Chief Financial Officer
Date:	March 5, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Stephanie Hogue	President and Chief Executive Officer	March 5, 2026
Stephanie Hogue	(Principal Executive Officer)

/s/ Paul Gohr	Chief Financial Officer	March 5, 2026
Paul Gohr	(Principal Financial Officer and Principal Accounting Officer)

/s/ Manuel Chavez	Executive Chairman and Director	March 5, 2026
Manuel Chavez

/s/ David Garfinkle	Director	March 5, 2026
David Garfinkle

/s/ Danica Holley	Director	March 5, 2026
Danica Holley

/s/ Damon Jones	Director	March 5, 2026
Damon Jones

/s/ Jeffrey B. Osher	Director	March 5, 2026
Jeffrey B. Osher

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Mobile Infrastructure Corporation

Opinion on the financial statements

We have audited the accompanying consolidated balance sheet of Mobile Infrastructure Corporation (a Maryland corporation) and subsidiaries (the “Company”) as of December 31, 2025, the related consolidated statements of operations, changes in equity, and cash flows for the year then ended, and the related notes and financial statement schedule included under Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and the results of its operations and its cash flows for the year ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2025.

Cincinnati, Ohio

March 5, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Mobile Infrastructure Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Mobile Infrastructure Corporation and subsidiaries (the "Company") as of December 31, 2024, the related consolidated statements of operations, changes in equity, and cash flows, for the year ended December 31, 2024, and the related notes and schedule III listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the year ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Deloitte & Touche LLP

Cincinnati, OH

March 11, 2025

We began serving as the Company's auditor in 2021. In 2025 we became the predecessor auditor.

MOBILE INFRASTRUCTURE CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	As of December 31,
	2025	2024
ASSETS
Investments in real estate
Land and improvements	$150,566	$157,922
Buildings and improvements	244,627	259,750
Construction in progress	87	13
Intangible assets	5,717	10,063
	400,997	427,748
Accumulated depreciation and amortization	(38,860)	(38,018)
Total investments in real estate, net	362,137	389,730

Cash and cash equivalents	8,349	10,655
Cash – restricted	6,935	5,164
Accounts receivable, net	3,985	3,516
Notes receivable	—	3,120
Other assets	1,058	2,877
Total assets	$382,464	$415,062
LIABILITIES AND EQUITY
Liabilities
Notes payable, net	$181,771	$185,921
Line of credit	25,895	27,238
Accounts payable and accrued expenses	15,196	10,634
Accrued preferred distributions and redemptions	67	596
Earn-Out liability	—	935
Due to related parties	490	467
Total liabilities	223,419	225,791

Equity
Mobile Infrastructure Corporation Stockholders’ Equity
Preferred stock Series A, $0.0001 par value, 50,000 shares authorized, 1,296 and 1,949 shares issued and outstanding, with a stated liquidation value of $1,296,000 and $1,949,000 as of December 31, 2025 and December 31, 2024, respectively	—	—
Preferred stock Series 1, $0.0001 par value, 97,000 shares authorized, 13,315 and 18,165 shares issued and outstanding, with a stated liquidation value of $13,315,000 and $18,165,000 as of December 31, 2025 and December 31, 2024, respectively	—	—
Preferred stock Series 2, $0.0001 par value, 60,000 shares authorized, 46,000 issued and converted (stated liquidation value of zero as of December 31, 2025 and December 31, 2024)	—	—
Common stock, $0.0001 par value, 500,000,000 shares authorized, 39,662,049 and 40,376,974 shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively	2	2
Warrants issued and outstanding – 2,553,192 warrants as of December 31, 2025 and December 31, 2024	3,319	3,319
Additional paid-in capital	299,446	306,718
Accumulated deficit	(161,496)	(140,056)
Total Mobile Infrastructure Corporation Stockholders’ Equity	141,271	169,983
Non-controlling interest	17,774	19,288
Total equity	159,045	189,271
Total liabilities and equity	$382,464	$415,062

The accompanying notes are an integral part of these consolidated financial statements.

MOBILE INFRASTRUCTURE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	For the Years Ended December 31,
	2025	2024
Revenues
Managed property revenue	$28,619	$27,848
Base rental income	5,394	6,195
Percentage rental income	1,062	2,965
Total revenues	35,075	37,008

Operating expenses
Property taxes	6,988	7,256
Property operating expense	7,367	7,119
Depreciation and amortization	10,577	8,403
General and administrative	7,969	10,794
Professional fees	1,554	1,759
Impairment	3,762	157
Total expenses	38,217	35,488

Other
Interest expense, net	(19,039)	(13,830)
Loss on extinguishment of debt	(2,600)	—
(Loss) gain on sale of real estate	(124)	2,651
Other income, net	256	434
Change in fair value of Earn-Out liability	935	844
Total other expense	(20,572)	(9,901)

Net loss	(23,714)	(8,381)
Net loss attributable to non-controlling interest	(2,274)	(2,616)
Net loss attributable to Mobile Infrastructure Corporation’s stockholders	$(21,440)	$(5,765)

Preferred stock distributions declared - Series A	(102)	(134)
Preferred stock distributions declared - Series 1	(859)	(1,640)
Net loss attributable to Mobile Infrastructure Corporation’s common stockholders	$(22,401)	$(7,539)

Basic and diluted loss per weighted average common share:
Net loss per share attributable to Mobile Infrastructure Corporation’s common stockholders - basic and diluted	$(0.55)	$(0.24)
Weighted average common shares outstanding, basic and diluted	40,498,017	32,007,271

The accompanying notes are an integral part of these consolidated financial statements.

MOBILE INFRASTRUCTURE CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In thousands, except share amounts)

	Preferred stock		Common stock
						Additional		Non-
	Number of		Number of			Paid-in	Accumulated	controlling
	Shares	Par Value	Shares	Par Value	Warrants	Capital	Deficit	interest	Total
Balance, December 31, 2023	39,489	$—	27,858,539	$2	$3,319	$262,184	$(134,291)	$71,741	$202,955

Equity-based payments	—	—	73,609	—	—	1,392	—	5,294	6,686
Distributions to non-controlling interest holders	—	—	—	—	—	—	—	(208)	(208)
Purchase of minority interest in subsidiary	—	—	—	—	—	144	—	(1,644)	(1,500)
Issuance of common stock	—	—	500,000	—	—	1,740	—	—	1,740
Share repurchase program	—	—	(419,188)	—	—	(1,326)	—	—	(1,326)
Redemptions - Series 1	(10,554)	—	—	—	—	(11,057)	—	—	(11,057)
Redemptions - Series A	(280)	—	—	—	—	(280)	—	—	(280)
Declared distributions – Series A ($57.50 per share)	—	—	—	—	—	(134)	—	—	(134)
Declared distributions – Series 1 ($55.00 per share)	—	—	—	—	—	(1,640)	—	—	(1,640)
Conversions - Series 1	(7,958)	—	2,789,900	—	—	2,281	—	—	2,281
Conversions - Series A	(583)	—	192,656	—	—	171	—	—	171
Allocation of equity to non-controlling interest	—	—	9,381,458	—	—	53,243	—	(53,279)	(36)
Net loss	—	—	—	—	—	—	(5,765)	(2,616)	(8,381)
Balance, December 31, 2024	20,114	$—	40,376,974	$2	$3,319	$306,718	$(140,056)	$19,288	$189,271

Equity based payments	—	—	215,012	—	—	1,255	—	2,351	3,606
Distributions to non-controlling interest holders	—	—	—	—	—	—	—	(185)	(185)
Share repurchase program	—	—	(1,211,217)	—	—	(3,972)	—	—	(3,972)
Redemptions - Series 1	(4,849)	—	—	—	—	(4,346)	—	—	(4,346)
Redemptions - Series A	(654)	—	—	—	—	(654)	—	—	(654)
Declared distributions – Series A ($14.38 per share)	—	—	—	—	—	(102)	—	—	(102)
Declared distributions – Series 1 ($13.75 per share)	—	—	—	—	—	(859)	—	—	(859)
Allocation of equity to non-controlling interest	—	—	281,280	—	—	1,406	—	(1,406)	—
Net loss	—	—	—	—	—	—	(21,440)	(2,274)	(23,714)
Balance, December 31, 2025	14,611	$—	39,662,049	$2	$3,319	$299,446	$(161,496)	$17,774	$159,045

The accompanying notes are an integral part of these consolidated financial statements.

MOBILE INFRASTRUCTURE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Years Ended December 31
	2025	2024
Cash flows from operating activities:
Net Loss	$(23,714)	$(8,381)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization expense	10,577	8,403
Amortization of loan costs and discounts	2,680	1,416
Gain on settlement of liability	—	(823)
Loss on interest rate hedge	167	55
Loss (gain) on sale of real estate	124	(2,651)
Equity-based payment	3,136	5,719
Impairment	3,762	157
Change in fair value of Earn-Out liability	(935)	(844)
Changes in operating assets and liabilities
Due to/from related parties	23	(3)
Accounts payable and accrued expenses	5,242	(1,915)
Indemnification liability	—	(350)
Deposits	(105)	—
Other assets	407	(320)
Accounts receivable, net	(516)	(1,247)
Net cash provided by (used in) operating activities	848	(784)
Cash flows from investing activities:
Capital expenditures	(1,099)	(511)
Insurance reimbursement for capital expenditures	309	—
Proceeds from note receivable	3,120	—
Proceeds on sale of investment in real estate	14,004	4,746
Net cash provided by investing activities	16,334	4,235
Cash flows from financing activities:
Proceeds from Line of Credit	7,572	27,238
Proceeds from notes payable	88,304	93,400
Payments on notes payable	(89,853)	(40,046)
Payments on Revolving Credit Facility	—	(58,700)
Payments on Line of Credit	(8,915)	—
Distributions to non-controlling interest holders	(185)	(208)
Purchase of minority interest in subsidiary	—	(1,500)
Loan fees	(4,041)	(2,542)
Share repurchase plan	(3,972)	(1,326)
Shares repurchased for vesting of employee awards	(135)	(133)
Preferred redemption payments	(5,503)	(10,834)
Preferred distribution payments	(989)	(9,692)
Net cash used in financing activities	(17,717)	(4,343)
Net change in cash and cash equivalents and restricted cash	(535)	(892)
Cash and cash equivalents and restricted cash, beginning of period	15,819	16,711
Cash and cash equivalents and restricted cash, end of period	$15,284	$15,819

Reconciliation of cash and cash equivalents and restricted cash:
Cash and cash equivalents at beginning of period	10,655	11,134
Restricted cash at beginning of period	5,164	5,577
Cash and cash equivalents and restricted cash at beginning of period	$15,819	$16,711

Cash and cash equivalents at end of period	8,349	10,655
Restricted cash at end of period	6,935	5,164
Cash and cash equivalents and restricted cash at end of period	$15,284	$15,819

Supplemental disclosures of cash flow information:
Interest Paid	$12,830	$11,095
Non-cash investing and financing activities:
Distributions declared not yet paid	$67	$95
Accrued preferred distributions paid in common stock	—	$2,452
Right of use asset and lease liability	—	$332
Note receivable related to disposition of property	—	$3,120
Requested preferred redemptions not yet paid	—	$503
Common stock issued as loan fees	—	$1,740
Equity shares issued in exchange for accrued compensation	—	$1,103
Accrued capital expenditures	$15	$595

The accompanying notes are an integral part of these consolidated financial statements.

MOBILE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025

Note 1 — Organization and Business Operations

Mobile Infrastructure Corporation (“MIC,” “we,” “us,” “our,” and the “Company”) is a Maryland corporation, publicly traded on The Nasdaq Stock Market LLC (“Nasdaq”) under the ticker “BEEP.” We focus on acquiring, owning and optimizing parking facilities and related infrastructure, including parking lots, parking garages and other parking structures throughout the United States. We target both parking garage and surface lot properties primarily in the top 50 U.S. Metropolitan Statistical Areas (“MSAs”), with proximity to key demand drivers, such as commerce, events and venues, government and institutions, hospitality and multifamily central business districts. As of December 31, 2025, we own 36 parking facilities in 19 separate markets throughout the United States, with a total of approximately 13,500 parking spaces and approximately 4.7 million square feet. We also own approximately 0.2 million square feet of commercial space adjacent to our parking facilities.

The Company is a member of Mobile Infra Operating Company, LLC, a Delaware limited liability company, (the “Operating Company”) and owns substantially all of its assets and conducts substantially all of its operations through the Operating Company. The Operating Company is managed by a board of directors, one appointed by the Company and one appointed by the other members of the Operating Company. Currently, the two directors of the Operating Company are Manuel Chavez, III, the Executive Chairman of the Company's Board of Directors (the “Board”), and Stephanie Hogue, our President, Chief Executive Officer and a member of the Board. The Company owns approximately 90.3% of the Common Units of the Operating Company. The remaining Common Units are held by certain of our executive officers and directors (directly or indirectly) and outside investors.

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

The going concern basis assumes that we will be able to meet our obligations and continue our operation one year from the date of the filing of this annual report on Form 10-K (this “Annual Report”), which is dependent upon our ability to effectively implement a plan related to the Line of Credit that matures within one year after the date of the filing of the Annual Report.

We have incurred net losses since our inception and anticipate net losses for the near future. We currently have $25.9 million related to the Line of Credit (as defined herein) due within twelve months of the date of the filing of this Annual Report. Additionally, as of the date of this filing, the Line of Credit has $5.6 million of accrued interest that is due upon maturity. We do not currently have sufficient cash on hand, liquidity or projected cash flows to repay the outstanding amount and related interest due upon maturity. These conditions and events raise substantial doubt about the Company’s ability to continue as a going concern.

Management has approved a plan to extend the Line of Credit and to sell real estate assets to satisfy the debt maturity, allowing the Company to sell the properties on an orderly basis. Management has determined that it is probable the plan will be successfully implemented. Accordingly, we have concluded that this plan alleviates substantial doubt about the Company’s ability to continue as a going concern.

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

Noncontrolling interests on our Consolidated Balance Sheets represent the portion of equity that we do not own in the entities we consolidate. Net loss attributable to non-controlling interest in our Consolidated Statements of Operations represents our partners’ share of net loss that is generally allocated on a pro-rata basis based on ownership percentage.

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

Concentration

Our operators may act as agents collecting revenues on our behalf or may act as lessee if under a lease agreement. The revenue from locations where Metropolis Technologies, Inc. (“Metropolis”) acts as either a lease tenant or an operator agent represented 63.1% and 55.7% of our revenue, excluding commercial revenue, for the years ended December 31, 2025 and 2024, respectively. Revenue from locations where LAZ Parking (“LAZ”) acts as an operator agent represented 16.8% and 15.3% of our revenue, excluding commercial revenue, for the years ended December 31, 2025 and 2024, respectively.

In addition, we had concentrations in Cincinnati (20.0% and 18.8%), Detroit (11.0% and 10.4%), and Chicago (9.8% and 9.2%) based on gross book value of real estate, including intangible assets and construction in progress, as of December 31, 2025 and 2024, respectively.

We had concentrations of our outstanding accounts receivable balance with Metropolis of 40.2% and 31.9% as of December 31, 2025 and 2024, respectively. The majority of these receivable balances represent cash paid by parkers that was collected on our behalf by these operators.

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

Impairment of Long-Lived Assets

On a quarterly basis, we employ a multi-step approach to assess our real estate assets for possible impairment and record any impairment charges identified. The first step is the identification of potential triggering events, such as declines in net operating income (“NOI”) and performance compared to internal forecasts. If the results of this first step indicate a triggering event for a property, we proceed to the second step, utilizing an undiscounted cash flow model to identify potential impairment. If the undiscounted cash flows are less than the net book value of the property as of the balance sheet date, we estimate the fair value of the asset. If the determined fair value is lower than the net book value of the property, we record an impairment charge. In performing the third step, we utilize market data such as sales price per stall on comparable recent real estate transactions to estimate the fair value of the real estate assets. We also utilize expected net sales proceeds to estimate the fair value of any properties that are actively being marketed for sale. See Note 14 for additional discussion regarding impairment of long-lived assets.

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

Cash, Cash Equivalents and Restricted Cash

We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents may include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value and may consist of investments in money market accounts and money market funds. Balances of cash and cash equivalents held at financial institutions may, at times, be in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limit. We mitigate credit risk by placing cash and cash equivalents with major financial institutions.

Restricted cash primarily consists of escrowed tenant improvement funds, real estate taxes, capital improvement funds, insurance premiums and other amounts required to be escrowed pursuant to loan agreements.

Revenue Recognition

As of December 31, 2025, 28 of our 36 parking facilities are under contracts with the operator to provide services for a set fee. Under these contracts, the operators will run the day-to-day activities at the facilities under our direction. We recognize revenue and expenses on a gross basis as we have determined we are the principal in these arrangements. These management contracts are accounted for in accordance with ASC Topic 606, Revenue from Contracts with Customers, and the revenues associated with these contracts are recorded as Managed Property Revenue in the Consolidated Statement of Operations.

Taxes assessed by a governmental authority that are collected from a customer are excluded from revenue. See Note 3 for additional discussion regarding managed property revenues.

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

Lease receivables are reviewed each reporting period to determine whether or not it is probable that we will realize substantially all lease payments from our tenants. If we determine it is not probable that we will collect substantially all of the remaining lease payments from a tenant, revenue for that tenant is recorded on a cash basis. Future rental income for that tenant will then be recognized on a cash basis, including any amounts relating to tenant reimbursement of expenses and receivables related to straight-line rent. We will resume recording lease income on an accrual basis for cash-basis tenants once we believe the collection of rent for the remaining lease term is probable, which will generally be after a period of regular payments. Under ASC 842, the aforementioned adjustments as well as any reserve for disputed charges are recorded as a reduction of Base Rental Income on the Consolidated Statements of Operations. Additionally, we may record a general reserve based on a review of operating lease receivables at a company level to ensure they are properly valued based on analysis of historical bad debt, outstanding balances, and the current economic climate. Receivables on our Consolidated Balance Sheets exclude amounts removed related to tenants considered to be non-creditworthy, which were approximately $0.1 million as of December 31, 2025 and 2024.

Allowance for Credit Losses

Accounts receivable is primarily comprised of amounts owed to us for services provided under our managed property contracts. Amounts are recorded at the invoiced amount net of expected credit losses, if necessary. We apply judgment in assessing the ultimate realization of our receivables and we estimate expected credit losses based on various factors, such as the aging of our receivables, historical experience, and the financial condition of our obligors. Expected credit losses were not material as of December 31, 2025 and approximately $0.1 million as of December 31, 2024.

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

We use a two-step approach to recognize and measure uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolutions of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more likely than not of being realized upon ultimate settlement. We believe that our income tax filing positions and deductions would be sustained upon examination; thus, we have not recorded any uncertain tax positions as of December 31, 2025 and 2024.

Recently Issued Accounting Standards

The following table provides a brief description of recent accounting pronouncements that could have a material effect on our consolidated financial statements:

Standard	Description	Planned Date of Adoption	Effect on Financial Statements or Other Significant Matters
ASU 2023-09—Income Taxes (TOPIC 740): Improvements to Income Tax Disclosures	The amendments require additional categories within the tax rate reconciliation and provide additional information on reconciling items that are 5% or more.	December 31, 2025	We adopted this standard on December 31, 2025. Refer to Footnote 13 - Income Taxes.
ASU 2024-03—Income Statement: Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40)	This amendment requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements for public business entities.	December 31, 2027	We are currently evaluating the impact the adoption of this standard will have on our disclosures.
ASU 2025-12—Codification Improvements	This amendment includes various codification improvements and updates, including clarifications on calculating earnings per share when a loss from continuing operations exists.	December 31, 2026	We are currently evaluating the impact the adoption of this standard will have on our disclosures.

Note 3 — Managed Property Revenues

Contracts with customers

At our parking facilities, we have a performance obligation to provide access to our property and space for the parker's vehicle. As compensation for that service, we are entitled to fees that will vary based on the level of usage. Substantially all of our managed property revenues come from the following two types of arrangements: Transient Parkers and Contract Parkers. We generally do not have costs associated with obtaining parking contracts as we are not obligated to pay commissions or incur additional costs to fulfill our responsibility. Revenue transactions occur over time but are generally completed within a single day for Transient Parkers and by the end of the month for Contract Parkers. Therefore, we do not have any remaining performance obligations at the end of the period. We apply the practical expedient that permits exclusion of information about the remaining performance obligations that have original expected durations of one year or less.

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

Disaggregated revenue for the years ended  December 31, 2025 and 2024 are as follows (dollars in thousands):

	For the Years Ended December 31
	2025	2024
Transient Parkers	$18,635	$18,008
Contract Parkers	9,843	9,622
Ancillary revenue (1)	141	218
Total managed property revenue	$28,619	$27,848

(1)	Ancillary revenue includes contracted revenue for other uses outside of parking, such as billboard revenue, and is recognized over time.

Contract balances

The timing of revenue recognition, billings and cash collections results in accounts receivable and contract liabilities. Accounts receivable represent amounts where we have an unconditional right to the consideration and therefore only the passage of time is required for us to receive consideration due from the customer. Receivables  may be from parking customers who have a contractual obligation to pay for their usage or from the operators of the facilities who have collected parking fees on our behalf. We began recognizing management property revenue in the beginning of 2024. As of  December 31, 2025 and 2024, we had $3.1 million and $3.0 million of outstanding accounts receivable, respectively related to our managed property revenue.

It is our standard procedure to bill Contract Parkers in the month prior to when they will be using the facility in accordance with agreed-upon contractual terms. Billing typically occurs prior to revenue recognition, resulting in contract liabilities. The majority of any contract liability will be recognized at end of the following month. Changes in deferred revenue primarily include prepayments for future parking months and recognition of previously deferred revenue. No material amounts in deferred revenue represent prepayments for a period longer than a single month. As of December 31, 2025 and 2024, we had approximately $0.1 million and $0.2 million of deferred managed property revenue, respectively, included in Accounts Payable and Accrued Expenses on the Consolidated Balance Sheets.

Note 4 — Dispositions of Investments in Real Estate

2025

In November 2025, we sold a parking lot located in Indianapolis, Indiana for approximately $2.0 million, resulting in a gain on sale of real estate of approximately $0.5 million.

In December 2025, we sold a parking garage located in Lubbock, Texas for approximately $11.0 million, resulting in a loss on sale of real estate of approximately $0.5 million, and two parking lots in Denver, Colorado for approximately $2.5 million, resulting in a $0.1 million loss on sale of real estate.

2024

In  February 2024, we disposed of our Cincinnati Race Street location for $3.15 million, resulting in a loss on sale of real estate of approximately $0.1 million. As part of the agreement, we entered into a financing arrangement with the buyer with the property as collateral. Under the terms of the financing arrangement, the buyer will pay interest of 8.0% on a $3.1 million note for a term of 24 months, at which time the principal amount of the loan will be due. The note is recorded as Note Receivable on the Consolidated Balance Sheets and the interest income is recorded as Other Income on the Consolidated Statements of Operations. The Note Receivable was paid off in full in February 2025.

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

Note 5 — Intangible Assets

Intangible assets and related accumulated amortization consisted of the following for the years ended December 31, 2025 and 2024 (dollars in thousands):

	2025		2024
	Gross carrying	Accumulated	Gross carrying	Accumulated
	amount	amortization	amount	amortization
In-place lease value	$2,390	$2,274	$2,418	$2,119
Indefinite lived contract	3,160	—	3,160	—
Acquired technology	167	69	4,485	1,498
Total intangible assets	$5,717	$2,343	$10,063	$3,617

Amortization of the in-place lease value and acquired technology are included in Depreciation and Amortization in our Consolidated Statements of Operations. Amortization expense associated with intangible assets totaled approximately $3.1 million and $0.8 million for the years ended December 31, 2025 and 2024, respectively. In the second quarter of 2025, we finalized a plan to phase out the use of our acquired technology, Inigma software, by the end of the year. This triggered a change in the useful life of the asset to the remainder of 2025. As a result of this change, amortization expense increased by $2.4 million for the year ended December 31, 2025, resulting in a $0.05 loss per share attributable to the Company's common stockholders. As of December 31, 2025, the acquired technology was fully amortized and disposed of.

Estimated future amortization of intangible assets as of  December 31, 2025 is as follows (dollars in thousands):

	Acquired in-place leases	Acquired Technology
2026	$102	$33
2027	14	33
2028	—	32
2029	—	—
2030	—	—
Thereafter	—	—

Note 6 — Debt

As of December 31, 2025 and 2024, the principal balances on notes payable are as follows (dollars in thousands):

	Interest	Loan	Balance as	Balance as
Loan	Rate	Maturity	of December 31, 2025	of December 31, 2024
MVP Houston Saks Garage, LLC	4.25%	8/6/2025	$—	$2,735
Minneapolis City Parking, LLC (6)	4.50%	5/1/2026	—	4,059
MVP Bridgeport Fairfield Garage, LLC (6)	4.00%	8/1/2026	—	3,387
West 9th Properties II, LLC (6)	4.50%	11/1/2026	—	4,181
MVP Fort Worth Taylor, LLC (6)	4.50%	12/1/2026	—	10,408
MVP Detroit Center Garage, LLC (6)	5.52%	2/1/2027	—	25,913
2027 KeyBank Loan Pool (1)(6)	4.90%	5/1/2027	—	11,094
2027 Canton Commercial Real Estate Loan Pool (2)(6)	5.03%	5/6/2027	—	16,250
St Louis Cardinal Lot DST, LLC	5.25%	6/6/2027	6,000	6,000
MVP Preferred Parking, LLC (6)	5.02%	8/1/2027	—	10,789
Mabley Place Garage, LLC (5)	7.29%	12/4/2027	11,791	12,000
2029 KeyBank Loan Pool (3)	7.94%	3/1/2029	5,767	5,843
Series 2025-1 Class A-2 Notes	4.15%	10/28/2030	99,600	—
2034 CMBS Loan (4)	7.76%	12/6/2034	75,149	75,500
Less unamortized loan issuance costs			(5,424)	(2,238)
Less discount on notes payable			(11,112)	—
			$181,771	$185,921

(1)	2027 KeyBank Loan Pool secured by the following properties: St. Paul Holiday Garage, LLC, MVP St. Louis Washington, Cleveland Lincoln Garage, LLC, MVP Denver Sherman, LLC, MVP Milwaukee Arena Lot, LLC and MVP Denver 1935 Sherman, LLC.
(2)	2027 Canton Commercial Real Estate Loan Pool secured by the following properties: MVP Louisville Broadway Station, LLC, MVP Whitefront Garage, LLC, MVP Houston Preston Lot, LLC, MVP Houston San Jacinto Lot, LLC, St. Louis Broadway, LLC, St. Louis Seventh & Cerre, LLC, MVP Indianapolis Meridian Lot, LLC and St. Louis Cardinal Lot DST, LLC.
(3)	2029 KeyBank Loan Pool is secured by MVP Memphis Poplar 2013, LLC and MVP St. Louis 2013, LLC.
(4)	2034 CMBS Loan is secured by the following properties: 1W7 Carpark, LLC, 222 W 7th Holdco, LLC, 222 Sheridan Bricktown Garage, LLC, 322 Streeter Holdco, LLC, Denver 1725 Champa Street Garage, LLC, MVP Hawaii Marks Garage, LLC and MVP Indianapolis City Park Garage, LLC.
(5)	As mentioned below, we entered into an interest rate swap agreement effective March 2025 on the Mabley Place Garage, LLC loan. The interest rate is SOFR plus a spread of 3.25% with a fixed overall rate of 7.29%.
(6)	Refinanced with a $100 million asset-backed securitization as discussed below.

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

In  October 2025, we refinanced $84.2 million of long-term debt through an asset-backed securitization of 19 properties in our portfolio. In this transaction, we issued 4.15% Series 2025-1 Class A-2 Notes (the “2025-1 Notes”) priced at 88.30% of the principal amount of $100 million. The 2025-1 Notes have an anticipated repayment date in  October 2030 and a final maturity date in  October 2055. The 2025-1 Notes were issued under a base indenture and supplemented by the Series 2025-1 indenture supplement, each of which contain customary covenants and events of default. If the 2025-1 Notes are not paid in full at their anticipated repayment date, additional interest will begin to accrue. We  may redeem the 2025-1 Notes at any time prior to their anticipated repayment date subject to payment of a make-whole premium. The 2025-1 Notes are issued and guaranteed by wholly-owned subsidiaries of the Operating Company.  The fees associated with entering into the 2025-1 Notes of approximately $4.0 million and the discount on the loan of approximately $11.7 million are being amortized through the anticipated repayment date to Interest Expense on the Consolidated Statement of Operations.

As of December 31, 2025, future principal payments on notes payable are as follows (dollars in thousands):

2026	$3,134
2027	20,411
2028	2,955
2029	8,636
Thereafter	163,171
Total	$198,307

Line of Credit

In  September 2024, we entered into a $40.4 million revolving credit facility agreement with Harvest Small Cap Partners, L.P. and Harvest Small Cap Partners Master, Ltd. (collectively, the “Lenders”) maturing in  September 2025 (the “Line of Credit”). On  September 5, 2025, we entered into a first amendment to the Line of Credit, which extended the maturity date to  December 31, 2025, and on December 23, 2025, we entered into a second amendment to the Line of Credit, which extended the maturity date to March 31, 2026. Borrowings under the Line of Credit will accrue interest at a rate of 15.0% per annum, with interest payable in arrears at maturity or upon repayment of any principal amount borrowed under the Line of Credit. After certain amounts paid with the initial proceeds, the Line of Credit  may only be used for redemption payments on the Series A Preferred Stock and Series 1 Preferred Stock and funding of the share repurchase program, discussed below. The Line of Credit includes provisions for defaults on recourse indebtedness in an aggregate amount equal to or exceeding $25 million and non-recourse indebtedness in an aggregate amount equal to or exceeding $50 million. Mr. Osher, Chair of the Board, is the managing member of No Street Capital LLC, which serves as the investment manager of the Lenders.

We issued 500,000 shares of common stock to the Lenders at the closing date, which was considered a debt issuance cost of approximately $1.8 million and recorded in Other Assets on our Consolidated Balance Sheets and amortized over the one-year term to Interest Expense on the Consolidated Statement of Operations.

As of  December 31 2025, approximately $25.9 million was outstanding under the Line of Credit. Additionally, there was approximately $4.9 million in accrued interest on the Line of Credit as of December 31, 2025 that is recorded in Accounts Payable and Accrued Expenses on our Consolidated Balance Sheets.

Interest Rate Swap

In  December 2024, we entered an interest rate swap agreement to coincide with the refinance of Mabley Place Garage, LLC, which will mature in  December 2027, the value of which was immaterial as of  December 31, 2024. The value of the interest rate swap was $0.2 million as of December 31, 2025 and is recorded within Accounts Payable and Accrued Expenses on our Consolidated Balance Sheets. The arrangement was for a notional amount of $12.0 million and a fixed overall rate of 7.29% beginning in  March 2025. Our use of derivative instruments is limited to this interest rate cap to manage interest rate exposure. The principal objective of this arrangement is to minimize the risks and costs associated with our financial structure, which are in part determined by interest rates. We have elected not to use hedge accounting due to the short-term duration of the arrangement and, as such, will reflect changes in fair value of the arrangement within Other Income, Net on our Consolidated Statements of Operations.

Note 7 – Equity

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

Series 1 Preferred Stock and Series A Preferred Stock Distributions

On  September 11, 2024, the Board declared payment of accrued and unpaid dividends for all past dividend periods on the Series 1 Preferred Stock and Series A Preferred Stock. Additionally, we declared monthly dividend payments on the Series A Preferred Stock and Series 1 Preferred Stock for each subsequent month through December 2025. The payment of future dividends is subject to the Board’s discretion and will be determined by the Board based on the Company’s financial condition, applicable law and such other considerations as the Board deems relevant.

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

During the year ended December 31, 2025, approximately 4,800 shares of the Series 1 Preferred Stock and approximately 700 shares of Series A Preferred Stock were redeemed for cash. In addition, at December 31, 2025, there were no requested redemptions of Series 1 Preferred Stock or the Series A Preferred Stock. During the year ended December 31, 2025, no shares of Series 1 Preferred Stock or Series A Preferred Stock were converted to shares of common stock.

During the year ended  December 31, 2024, approximately 8,000 shares of Series 1 Preferred Stock and approximately 600 shares of Series A Preferred Stock converted to approximately 2.8 million and 193,000 shares of common stock, respectively. Approximately 10,600 shares of the Series 1 Preferred Stock and approximately 300 shares of Series A Preferred Stock were redeemed for cash during the year ended  December 31, 2024. In addition, requested redemptions at  December 31, 2024 of approximately 500 shares with a stated value of approximately $0.5 million of Series 1 Preferred Stock and Series A Preferred Stock were reclassified to Accrued Preferred Distributions and Redemptions on the Consolidated Balance Sheet, as we intended to redeem the shares for cash.

Series 2 Convertible Preferred Stock

As of  December 31, 2025 and 2024, no shares of the Series 2 Preferred Stock were outstanding.

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

Convertible Noncontrolling Interests

As of December 31, 2025 and 2024, the Operating Company had approximately 44.1 million and 44.9 million Common Units outstanding, respectively, excluding any equity incentive units granted and the Earn-Out Shares, as defined below. Beginning six months after first acquiring Common Units, each member will have the right to redeem the Common Units for either cash or common stock on a one-for-one basis, subject to both our discretion and the terms and conditions set forth in the limited liability company agreement of the Operating Company (the “Operating Agreement”). During the years ended December 31, 2025 and 2024, approximately 0.3 and 9.4 million Common Units were converted to shares of common stock on a one-for-one basis, respectively.

The Common Units not held by the Company outstanding as of December 31, 2025 are classified as noncontrolling interests within permanent equity on our Consolidated Balance Sheets.

Share Repurchase Program

In  September 2024, the Board authorized a share repurchase program of up to $10 million of shares of our outstanding common stock. Repurchases  may be made from time to time through open-market purchases or through privately negotiated transactions subject to market conditions, applicable legal requirements and other relevant factors. Open market repurchases  may be structured to occur in accordance with the requirements of Rule 10b-18 of the Securities Exchange Act of 1934, as amended. We  may also enter into Rule 10b5-1 plans to facilitate repurchases of our shares under this authorization. During the years ended December 31, 2025 and 2024, we repurchased approximately 1.2 million and 0.4 million shares under the program, for a cost of approximately $4.0 million and $1.3 million, respectively. From January 1, 2026 through  February 27, 2026, approximately 466,000 additional shares were repurchased under the program for a cost of approximately $1.4 million.

Note 8 - Stock-Based Compensation

Our 2023 Incentive Award plan (the "Plan") provides for the grant of stock options, including restricted shares, dividend equivalent awards, share payment awards, restricted share units (“RSUs”), performance awards, performance share awards, other incentive awards, profits interest units (including Performance Units and LTIP Units) and SARs. The Board typically grants both service and performance-based awards during the first quarter of each year. Service-based awards will typically follow a three-year graded vesting schedule, and performance-based awards generally vest based upon total shareholder return ("TSR") relative to the Russell 2000 Index. All awards  may vest in the form of common stock or LTIP Units. LTIP Units are a class of equity interest in the Operating Company that are intended to qualify as “profits interests” for federal income tax. The value of vested LTIP Units is realized by the holder through conversion of the LTIP Units into Common Units.

In addition to the standard awards described above, the Compensation Committee of the Board of Directors also approved the issuance of the following awards in 2025 and 2024:

•	0.5 million LTIP units to the Executive Chairman of Board in November 2025 that vest upon the completion of performance goals related to asset sales. This award has a performance date through December 31, 2027 and a grant date fair value of $2.93 per share.
•	0.2 million LTIP units to an executive in both January 2025 and January 2024 in lieu of salary amounts. These awards vested in four equal increments each quarter over 2025 and 2024 with a grant date fair value of $4.06 and $3.84, respectively.
•

0.3 million LTIP units to an executive in January 2024 in lieu of salary amounts for 2021 and 2023 and for the 2023 short-term incentive award. These awards were issued at a grant date fair value of $3.84 and vested upon issuance.

•	Two tranches of 0.1 million restricted stock units that vest upon achievement of stock price performance goals (the “Founders’ Award”) in May 2024. The fair value of both tranches was determined using the Monte Carlo method. The first tranche of the awards, with a performance period through December 31, 2026, has an immaterial grant date fair value and the second tranche, with a performance period through December 31, 2028, has a grant date fair value of $0.60 per share. Additionally, the Compensation Committee approved the modification of 2.3 million performance units previously granted to two executives to align the performance conditions and performance periods to the Founders’ Award and the Earn-Out Shares. The incremental compensation expense of approximately $0.7 million will be recognized through the modified performance period of December 31, 2028 in General and Administrative on the Consolidated Statements of Operations.

The following table sets forth a roll forward of all incentive equity awards for the years ended December 31, 2025 and 2024:

	Number of Incentive Equity Awards	Weighted-Average Grant Date FV Per Share
Unvested - January 1, 2024	2,825,122	$8.22
Granted	1,670,123	3.63
Vested	(864,616)	6.19
Forfeited	—	—
Unvested - January 1, 2025	3,630,629	$6.59
Granted	1,257,059	3.78
Vested	(604,232)	4.45
Forfeited	—	—
Unvested - December 31, 2025	4,283,456	$6.07

We recognized $3.1 million and $5.7 million of equity-based compensation expense for the years ended December 31, 2025 and 2024, respectively, which is included in General and Administrative in the Consolidated Statements of Operations. Included in the expense were equity awards granted in lieu of salary amounts. The remaining unrecognized compensation cost of approximately $4.4 million will be recognized over a weighted average term of 2.0 years. Performance based awards are valued at target and  may have the ability to earn additional or fewer shares based on level of achievement.

Note 9 — Employee Benefit Plan

We sponsor a 401(k) plan that provides benefits for qualified employees. Our match of the employee contributions is discretionary and is equal to 100% of the first 6% of eligible compensation contributed by each employee. All contributions are funded in cash and vest immediately.

Total expense recorded for the matching 401(k) contribution in the years ended December 31, 2025 and 2024, was approximately $130,000 and $140,000, respectively.

Note 10 – Earnings Per Share

Basic and diluted loss per weighted average common share (“EPS”) is calculated by dividing net income (loss) attributable to our common stockholders, including any participating securities, by the weighted average number of shares outstanding for the period. We include the effect of participating securities in basic and diluted earnings per share computations using the two-class method of allocating distributed and undistributed earnings when the two-class method is more dilutive than the treasury stock method. Outstanding warrants and stock-based compensation were antidilutive as a result of the net loss for the years ended  December 31, 2025 and 2024 and therefore were excluded from the dilutive calculation. We include unvested performance units as contingently issuable shares in the computation of diluted EPS once the market criteria is met, assuming that the end of the reporting period is the end of the contingency period. We had 4.3 and 3.6 million unvested service-and performance-based awards which are considered antidilutive to the dilutive loss per share calculation for the years ended December 31, 2025 and 2024.

The following table reconciles the numerator and denominator used in computing our basic and diluted per-share amounts for net loss attributable to common stockholders for the years ended  December 31, 2025 and 2024 (dollars in thousands):

	2025	2024
Numerator:
Net loss attributable to MIC	$(22,401)	$(7,539)
Net loss attributable to participating securities	—	—
Net loss attributable to MIC common stock	$(22,401)	$(7,539)
Denominator:
Basic and dilutive weighted average shares of common stock outstanding	40,498,017	32,007,271
Basic and diluted loss per weighted average common share:
Basic and dilutive	$(0.55)	$(0.24)

Note 11 — Leases

Lessor

All of our leases are classified as operating leases. The following table summarizes the components of operating lease revenue recognized during the years ended December 31, 2025 and 2024 included within the Consolidated Statements of Operations (dollars in thousands):

	Year Ended December 31,
Lease revenue	2025	2024
Fixed contractual payments	$5,152	$5,782
Variable lease payments	$1,321	$3,332
Straight-line rental income adjustments	$(17)	$46

Future fixed contractual lease payments to be received under non-cancelable operating leases in effect as of December 31, 2025, assuming no new or renegotiated leases or option extensions on lease agreements are executed, are as follows (excluding leases subsequently replaced by asset management contracts, dollars in thousands):

Years Ending December 31,	Future lease payments due
2026	$4,194
2027	$2,226
2028	$1,066
2029	$872
2030	$777
Thereafter	$697

Lessee - Right of Use Asset and Lease Liability

We are the lessee in a ground lease for additional space at  one location with a commencement date of  January 1, 2024. The lease has a  fourteen-year term, including extension options, with an annual payment of $40,457 per annum for the  first year and increased each year by the lesser of  3.5% and the Consumer Price Index. The lease is accounted for as an operating lease under ASC 842. We recognized a Right of Use (“ROU”) Leased Asset and a ROU Lease Liability on the lease commencement date which is included in Land and Improvements and Accounts Payable and Accrued Expenses, respectively, on the Consolidated Balance Sheets. Through the discounting of the remaining lease payments at our incremental borrowing rate of  8.42%, the value of both the ROU asset and ROU liability recognized at commencement date was approximately $0.3 million. We recognized approximately $40,000 of operating lease expense during the years ended  December 31,  2025 and 2024. This expense is included in Property Operating Expense on the Consolidated Statements of Operations. Changes in the lease liability and lease asset amortization expense were  not material in the Statement of Cash Flows.

As of December 31, 2025, future lease payments are as follows (dollars in thousands):

As of December 31, 2025
2026	40
2027	40
2028	40
2029	40
2030	40
Thereafter	285
Total lease payments	485
Less amount representing interest	(181)
Total	$304

Note 12 – Variable Interest Entities

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

As a result, we consolidate our investment in MVP St. Louis and MVP St. Louis Cardinal Lot Master Tenant, LLC, which had total assets of approximately $11.9 million (substantially all real estate investments) and liabilities of approximately $6.1 and $6.0 million (substantially all mortgage debt) before consolidation as of  December 31, 2025 and 2024, respectively. Due to the structure of this VIE, the assets of MVP St. Louis can only be used to settle the liabilities of that entity and the VIE's creditors do not have recourse to the Company.

Note 13 — Income Taxes

We are taxed as a C corporation and are subject to federal income tax on our taxable income at regular corporate rates. A full valuation allowance for deferred tax assets was historically provided each year as it was more likely than not that we would not realize the benefits of our deferred tax assets.  As a taxable C Corporation, we have evaluated our deferred tax assets for the year ended December 31, 2025, which consist primarily of net operating losses and our investment in the Operating Partnership. Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended  December 31, 2025. Such objective evidence limits the ability to consider other subjective evidence, such as our projections for future growth. We have continued to generate a net loss and as such we have determined that we will continue to record a full valuation allowance against our deferred tax assets for the year ended December 31, 2025. A change in circumstances  may cause us to change our judgment about whether deferred tax assets should be recorded, and further whether any such assets would more likely than not be realized. We would generally report any change in the valuation allowance through our Consolidated Statements of Operations in the period in which such changes in circumstances occur.

The provision for income taxes for the years ended  December 31, 2025 and 2024 consisted of the following (dollars in thousands):

	2025	2024
Current
Federal	—	—
State	—	57
Total Current	$—	$57

Deferred
Federal	—	—
State	—	—
Total Deferred	—	—
Total	$—	$57

The following table presents a reconciliation of the statutory corporate U.S. federal income tax rate to our effective tax rate as of December 31, 2025 and 2024 (dollars in thousands):

	2025		2024
Tax at U.S. statutory rate	21.00%	$(4,493)	21.00%	$(1,284)
Change in valuation allowance	(17.74)%	3,794	(21.59)%	1,320
Provision to return	(4.20)%	898	—	—
Other	0.93%	(199)	0.59%	(36)
State taxes, net of federal effect (1)	—	—	—	—
Effective income tax	—	—	—	—

(1)	As the state tax liability is zero, there are no states over the 50% threshold.

The balances for deferred taxes for the years ended December 31, 2025 and 2024 consisted of the following (dollars in thousands):

	Year Ended December 31,
	2025	2024
Deferred Tax Assets:
NOL carryforward	$22,618	$19,958
Intangible assets	3,288	3,766
Investment in Operating Partnership	10,814	9,399
Gross deferred tax assets	$36,720	$33,123
Less valuation allowance	(36,720)	(33,123)
Total deferred tax assets	$—	$—
Deferred Tax Liabilities:
Total net deferred taxes	$—	$—

As of December 31, 2025 and 2024, we had federal and various state net operating loss (NOL) carryforwards of $97.8 million and $95.8 million, respectively. The federal net operating losses generated in 2018 and after of $87.2 million will carryforward indefinitely and be available to offset up to 80% of future taxable income each year. The federal net operating losses generated prior to 2018 of $8.6 million will begin to expire in 2036 unless previously utilized.

The One Big Beautiful Bill Act (“OBBBA”) was enacted on  July 4, 2025 and does not materially impact the Company’s effective tax rate or cash flows in the current fiscal year.

Note 14 — Fair Value

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

Our financial instruments include cash and cash equivalents, restricted cash, accounts receivable and accounts payable. Due to their short maturities or recent nature, the carrying amounts of these assets and liabilities approximate fair value. The estimated fair value of our notes payable were derived using Level 2 inputs and approximates $187.8 million and $186.7 million as of December 31, 2025 and 2024, respectively. The carrying amount of the Line of Credit as of December 31, 2025 approximates fair value due to its short time to maturity.

Recurring and Nonrecurring Fair Value Measurements

We have 1,900,000 shares of common stock that are subject to an earn-out structure (the "Earn-Out Shares"), as described below. The Earn-Out Shares and interest rate swap are measured and recognized at fair value on a recurring basis, while certain real estate assets and liabilities are measured and recognized at fair value as needed. Fair value measurements that occurred as of and during the years ended December 31, 2025 and 2024 were as follows (in thousands):

	December 31, 2025			December 31, 2024
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Recurring
Earn-Out Shares	—	—	—	—	—	$935
Interest rate swap	—	$167	—	—	—	—

Nonrecurring
Impaired real estate assets	—	—	$30,000	—	—	$450

Earn-Out Shares

The terms of the Earn-Out Shares allow an additional 1,900,000 shares to vest if certain milestones are achieved:

•	950,000 shares vest if the aggregate volume-weighted average price for any 5-consecutive trading day period equals or exceeds $13.00 per share prior to December 31, 2026
•	950,000 shares vest if the aggregate volume-weighted average price for any 5-consecutive trading day period equals or exceeds $16.00 per share prior to December 31, 2028

We estimate the fair value of each tranche of shares separately using a Monte Carlo simulation. These estimates require us to make various assumptions about the risk-free rate, expected volatility for each tranche of the Earn-Out Shares, and other items that are unobservable and are considered Level 3 inputs in the fair value hierarchy. Because we are a newly-listed company with limited share activity, we were required to exercise judgment in estimating expected volatility (currently 25.0% to 40.0%) and in selection of comparable companies.

The gain is recorded as the Change in Fair Value of Earn-out Liability in the Consolidated Statements of Operations. The following table reflects the change in value during the years ended December 31, 2025 and 2024 (in thousands):

Level 3 Liability
Balance as of January 1, 2024	$(1,779)
Change in fair value recognized in earnings	844
Balance as of December 31, 2024	(935)
Change in fair value recognized in earnings	935
Balance as of December 31, 2025	$—

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

Impairment

Our real estate assets are measured and recognized at fair value on a nonrecurring basis when we determine an impairment has occurred. To estimate fair value we  may use internally developed valuation models or independent third-parties where available. In either case, the fair value of real estate  may be based on a number of approaches including the income capitalization approach, sales comparable approach or discounted cash flow approach. We utilize market data such as sales price per stall on comparable recent real estate transactions to estimate the fair value of the real estate assets. We also utilize expected net sales proceeds to estimate the fair value of any properties that are actively being marketed for sale. Because we use estimates and assumptions regarding an assets’ future performance and cash flows as well as market conditions and discount rates, we determined the impaired assets would fall under Level 3 of the fair value hierarchy. During the years ended December 31, 2025 and 2024, we impaired approximately $3.8 million and $0.2 million of our real estate assets, respectively, as a result of property dispositions, including planned dispositions currently under contract.

Note 15 — Commitments and Contingencies

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

Note 16 — Related Party Transactions and Arrangements

Previously, three of our assets were operated by PCA, Inc., dba Park Place Parking. Park Place Parking is a private parking operator that is wholly owned by relatives of the Executive Chairman of the Board. The Executive Chairman of the Board is neither an owner nor beneficiary of Park Place Parking. As of  December 31, 2024, we recorded a balance of approximately $0.2 million from Park Place Parking which is included in Accounts Receivable, Net on the Consolidated Balance Sheets and was subsequently paid within terms of the management agreement. Park Place Parking did not operate any of our assets as of December 31, 2025.

We have a lease agreement with ProKids, an Ohio not-for-profit, leasing 21,000 square feet of vacant unfinished commercial space in a 531,000 square foot building in Cincinnati, Ohio, for 120 months to the organization. An immediate family member of the Executive Chairman of the Board is a member of the Board of Trustees of ProKids. ProKids will have no rent due to us throughout the lease term, other than a rental fee on parking spaces used by the ProKids staff and visitors and payment toward common area utility costs. As of December 31, 2025 and 2024, ProKids owes an immaterial amount of rental income related to the lease agreement.

In connection with our recapitalization transaction in  August 2021, we owe approximately $0.5 million to certain member entities of Color Up relating to prorated revenues for the month of  August 2021 of the three properties contributed by Color Up. The accrual is reflected within Due to Related Parties on the Consolidated Balance Sheets for the years ended December 31, 2025 and 2024.

We have agreed to pay for certain tax return preparation services of Color Up and certain member entities of Color Up as well as certain legal services in connection with the Registration Rights Agreement. We incurred approximately $0.1 million related to these services for the years ended December 31, 2025 and 2024.

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

Note 17 — Segment Information

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

For information about the parking segment for the years ended December 31, 2025 and 2024, refer to the Consolidated Statement of Operations.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2025

(dollars in thousands)

					Costs Capitalized Subsequent to
			Initial Cost		Acquisition		Gross Carrying Amount at December 31, 2025 (1)
												Life on
												which depr
										Accumulated		in latest
			Land and	Buildings and		Carrying	Land and	Building and		Depreciation	Date	statement is
Description	ST	Encumbrance	Improvements	Improvements	Improvements	Costs	Improvements	Improvements	Total	(2)	computed
Cleveland - Union & Archer Lot (3)	OH	**	$5,675	$—	$302	--	$5,918	$59	$5,977	$119	2016	15
Cleveland - Crown Colony Lot (3)	OH	**	3,030	—	19	--	2,954	—	2,954	11	2016	15
St. Louis - Washington Lot	MO	**	3,000	—	7	--	1,637	—	1,637	3	2016	15
St. Paul - Holiday Inn Garage	MN	**	1,673	6,527	707	--	1,673	7,234	8,907	1,770	2016	39,15
Louisville - Heyburn Lot	KY	—	3,050	—	57	--	3,007	—	3,007	33	2016	15
Nashville - White Front Garage	TN	**	3,116	8,380	197	--	3,116	8,576	11,692	2,089	2016	39,15
Cleveland - IMG Garage	OH	—	2,195	5,122	5,267	--	1,378	8,482	9,860	3,061	2016	39,15
Houston - Preston Lot	TX	**	2,800	—	20	--	2,820	—	2,820	11	2016	15
Houston - San Jacinto Lot	TX	**	3,200	—	50	--	3,250	—	3,250	28	2016	15
Detroit - RenCen Garage	MI	**	7,000	48,000	1,096	--	6,497	37,716	44,213	2,706	2017	39,15
St. Louis - Broadway Lot	MO	**	2,400	—	—	--	2,400	—	2,400	—	2017	N/A
St. Louis - 7th & Cerre Lot	MO	**	3,300	—	—	--	3,300	—	3,300	—	2017	N/A
Houston - Preston Garage + Congress Lot	TX	**	15,800	4,700	749	--	15,230	5,279	20,509	1,350	2017	39,15
Memphis - Poplar Lot	TN	1,759	3,658	—	24	--	3,670	12	3,682	30	2017	15
St. Louis - Shoe Lot	MO	4,008	5,041	—	29	--	5,041	29	5,070	61	2017	15
Cincinnati - Mabley Place Garage	OH	11,791	1,585	19,018	1,081	--	1,360	17,324	18,684	3,785	2017	39,15
Fort Worth - Taylor St Garage	TX	**	2,845	24,405	98	--	2,845	24,503	27,348	5,058	2017	39,15
Milwaukee - Old World Lot	WI	**	2,003	—	8	--	2,003	8	2,011	40	2017	15
Houston - Saks Garage	TX	**	4,931	5,221	161	--	3,712	4,099	7,811	928	2017	39,15
Milwaukee - Wells Lot	WI	**	4,994	—	—	--	4,374	—	4,374	132	2017	15
Indianapolis - City Parking Garage	IN	*	2,056	8,557	138	--	2,056	8,695	10,751	1,832	2017	39,15
Minneapolis - Ramada Lot	MN	—	4,013	—	135	--	4,013	134	4,147	26	2017	N/A
Milwaukee - Clybourn Lot	WI	—	257	—	—	--	257	—	257	6	2017	15
Milwaukee - Arena Lot	WI	**	4,631	—	52	--	4,641	42	4,683	10	2017	N/A
Bridgeport - Lafayette Square Garage	CT	**	498	7,555	63	--	498	7,619	8,117	1,646	2017	39,15
Minneapolis - Orpheum Lot	MN	**	9,633	—	30	--	7,513	30	7,543	160	2017	15
New Orleans - Rampart Lot	LA	**	8,105	—	332	--	8,167	—	8,167	27	2018	N/A
Honolulu - Marks Garage	HI	*	9,119	11,715	273	--	7,982	8,517	16,499	—	2018	39,15
Cincinnati - 1 West 7th Garage	OH	*	2,995	28,762	275	--	2,995	29,038	32,033	3,239	2021	39, 15
Cincinnati - 222 West 7th Garage	OH	*	4,391	23,879	171	--	4,391	24,050	28,441	2,692	2021	39
Chicago - River East Garage	IL	*	11,387	27,035	744	--	11,387	27,779	39,166	3,135	2021	39
Miami - Chase Garage	FL	—	93	—	13	--	93	13	106	1	2021	N/A
Denver - Residence Inn Garage	CO	*	7,414	8,860	448	--	7,414	9,308	16,722	1,042	2021	39
Oklahoma City - Bricktown Garage	OK	*	1,314	16,020	42		1,314	16,062	17,376	1,481	2022	39
St. Louis - Cardinal Lot	MO	6,000	11,660	19	—	--	11,660	19	11,679	5	2017	N/A
		$23,558	$158,862	$253,775	$12,588	$—	$150,566	$244,627	$395,193	$36,517

(1)	The aggregate gross cost of property included above for federal income tax purposes was approximately $425.5 million as of December 31, 2025.
(2)

The initial costs of buildings are depreciated over 39 years using a straight-line method of accounting; improvements capitalized subsequent to acquisition are depreciated over the shorter of the lease term or useful life, generally ranging from one to 20 years.

(3)	These properties are held by West 9th St. Properties II, LLC.
*	Property financed under the 2034 CMBS Loan.
**	Property financed under the Series 2025-1 Class A-2 Notes

The following table reconciles the historical cost of total real estate held for investment for the years ended December 31, 2025 and 2024 (dollars in thousands):

	2025	2024
Balance at beginning of period	$417,672	$422,257
Additions during period:
Acquisitions	—	—
Improvements	705	866
Deductions during period:
Dispositions	(14,057)	(5,290)
Impairments	(9,127)	(161)
Balance at close of period	$395,193	$417,672

(1)

This amount does not include intangible assets and construction in progress totaling approximately $5.7 million and $87,000, respectively, as of December 31, 2025 and approximately $10.1 million and $13,000 as of December 31, 2024, respectively.

The following table reconciles the accumulated depreciation for the years ended December 31, 2025 and 2024 (dollars in thousands):

	2025	2024
Balance at beginning of period	$34,401	$26,848
Deductions during period:
Impairment	(5,364)	(4)
Depreciation of real estate	7,480	7,557
Balance at close of period	$36,517	$34,401