Form 10-Q
period 2026-03-31
Mobile Infrastructure Corp
filed 2026-05-12
CIK 1847874

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark one)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

As of May 1, 2026, there were 41.2 million shares of the registrant's common stock outstanding.

PART I            Financial Information

Item 1.  Financial Statements

MOBILE INFRASTRUCTURE CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	As of March 31, 2026	As of December 31, 2025
	(unaudited)
ASSETS
Investments in real estate
Land and improvements	$142,584	$150,566
Buildings and improvements	236,118	244,627
Construction in progress	182	87
Intangible assets	5,717	5,717
	384,601	400,997
Accumulated depreciation and amortization	(40,621)	(38,860)
Total investments in real estate, net	343,980	362,137

Cash and cash equivalents	8,503	8,349
Cash – restricted	5,686	6,935
Accounts receivable, net	3,213	3,985
Other assets	1,401	1,058
Total assets	$362,783	$382,464
LIABILITIES AND EQUITY
Liabilities
Notes payable, net	$174,081	$181,771
Line of credit	25,895	25,895
Accounts payable and accrued expenses	12,077	15,196
Accrued preferred distributions and redemptions	167	67
Due to related parties	490	490
Total liabilities	212,710	223,419

Equity
Mobile Infrastructure Corporation Stockholders’ Equity
Preferred stock Series A, $0.0001 par value, 50,000 shares authorized, 1,266 and 1,296 shares issued and outstanding, with a stated liquidation value of $1,266,000 and $1,296,000 as of March 31, 2026 and December 31, 2025, respectively	—	—
Preferred stock Series 1, $0.0001 par value, 97,000 shares authorized, 13,213 and 13,315 shares issued and outstanding, with a stated liquidation value of $13,213,000 and $13,315,000 as of March 31, 2026 and December 31, 2025, respectively	—	—
Preferred stock Series 2, $0.0001 par value, 60,000 shares authorized, 46,000 issued and converted (stated liquidation value of zero as of March 31, 2026 and December 31, 2025)	—	—
Warrants issued and outstanding – 2,553,192 warrants as of March 31, 2026 and December 31, 2025	3,319	3,319
Common stock, $0.0001 par value, 500,000,000 shares authorized, 39,292,464 and 39,662,049 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	2	2
Additional paid-in capital	297,762	299,446
Accumulated deficit	(168,551)	(161,496)
Total Mobile Infrastructure Corporation Stockholders’ Equity	132,532	141,271
Non-controlling interest	17,541	17,774
Total equity	150,073	159,045
Total liabilities and equity	$362,783	$382,464

The accompanying notes are an integral part of these consolidated financial statements.

MOBILE INFRASTRUCTURE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts, unaudited)

	For the Three Months Ended March 31,
	2026	2025
Revenues
Managed property revenue	$6,621	$6,545
Base rental income	1,092	1,459
Percentage rental income	219	231
Total revenues	7,932	8,235

Operating expenses
Property taxes	1,546	1,872
Property operating expense	1,773	1,899
Depreciation and amortization	1,843	2,081
General and administrative	2,427	2,369
Total expenses	7,589	8,221

Other
Interest expense, net	(5,080)	(4,636)
Loss on extinguishment of debt	(2,044)	—
Loss on sale of real estate	(1,115)	—
Other income (expense), net	108	(82)
Change in fair value of Earn-Out liability	—	370
Total other expense	(8,131)	(4,348)

Net loss	(7,788)	(4,334)
Net loss attributable to non-controlling interest	(733)	(444)
Net loss attributable to Mobile Infrastructure Corporation’s stockholders	$(7,055)	$(3,890)

Preferred stock distributions declared - Series A	(19)	(28)
Preferred stock distributions declared - Series 1	(183)	(241)
Net loss attributable to Mobile Infrastructure Corporation’s common stockholders	$(7,257)	$(4,159)

Basic and diluted loss per weighted average common share:
Net loss per share attributable to Mobile Infrastructure Corporation’s common stockholders - basic and diluted	$(0.18)	$(0.10)
Weighted average common shares outstanding, basic and diluted	39,391,374	40,523,710

The accompanying notes are an integral part of these consolidated financial statements.

MOBILE INFRASTRUCTURE CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In thousands, except share amounts, unaudited)

	Preferred stock		Common stock
	Number of Shares	Par Value	Number of Shares	Par Value	Warrants	Additional Paid-in Capital	Accumulated Deficit	Non-controlling interest	Total
Balance, December 31, 2025	14,611	$—	39,662,049	$2	$3,319	$299,446	$(161,496)	$17,774	$159,045
Equity-based payments	—	—	108,711	—	—	187	—	546	733
Distributions to non-controlling interest holders	—	—	—	—	—	—	—	(46)	(46)
Share repurchase program	—	—	(478,296)	—	—	(1,437)	—	—	(1,437)
Redemptions - Series 1	(102)	—	—	—	—	(202)	—	—	(202)
Redemptions - Series A	(30)	—	—	—	—	(30)	—	—	(30)
Declared distributions – Series A ($14.38 per share)	—	—	—	—	—	(19)	—	—	(19)
Declared distributions – Series 1 ($13.75 per share)	—	—	—	—	—	(183)	—	—	(183)
Net loss	—	—	—	—	—	—	(7,055)	(733)	(7,788)
Balance, March 31, 2026	14,479	$—	39,292,464	$2	$3,319	$297,762	$(168,551)	$17,541	$150,073

	Preferred stock		Common stock
	Number of Shares	Par Value	Number of Shares	Par Value	Warrants	Additional Paid-in Capital	Accumulated Deficit	Non-controlling interest	Total
Balance, December 31, 2024	20,114	$—	40,376,974	$2	$3,319	$306,718	$(140,056)	$19,288	$189,271
Equity-based payments	—	—	196,896	—	—	369	—	742	1,111
Distributions to non-controlling interest holders	—	—	—	—	—	—	—	(47)	(47)
Share repurchase program	—	—	(82,196)	—	—	(265)	—	—	(265)
Redemptions - Series 1	(1,090)	—	—	—	—	(1,397)	—	—	(1,397)
Redemptions - Series A	(60)	—	—	—	—	(75)	—	—	(75)
Declared distributions – Series A ($14.38 per share)	—	—	—	—	—	(28)	—	—	(28)
Declared distributions – Series 1 ($13.75 per share)	—	—	—	—	—	(241)	—	—	(241)
Net loss	—	—	—	—	—	—	(3,890)	(444)	(4,334)
Balance, March 31, 2025	18,964	$—	40,491,674	$2	$3,319	$305,081	$(143,946)	$19,539	$183,995

The accompanying notes are an integral part of these consolidated financial statements.

MOBILE INFRASTRUCTURE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	For the Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(7,788)	$(4,334)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization expense	1,843	2,081
Amortization of loan costs and discounts	1,188	607
Loss on extinguishment of debt	2,044	—
(Gain) loss on interest rate hedge	(82)	128
Loss on sale of real estate	1,115	—
Equity based payment	801	654
Change in fair value of Earn-Out Liability	—	(370)
Changes in operating assets and liabilities
Due to/from related parties	—	3
Accounts payable and accrued expenses	(1,050)	(682)
Other assets	(403)	355
Accounts receivable, net	772	28
Net cash used in operating activities	(1,560)	(1,530)
Cash flows from investing activities:
Capital expenditures	(33)	(189)
Proceeds from note receivable	—	3,120
Proceeds from sale of investment in real estate	15,368	—
Net cash provided by investing activities	15,335	2,931
Cash flows from financing activities:
Proceeds from Line of Credit	—	1,453
Proceeds from notes payable	27	—
Payments on notes payable	(8,905)	(675)
Payment of debt prepayment costs	(2,044)	—
Distributions to non-controlling interest holders	(46)	(47)
Loan fees	(1,986)	—
Share repurchase plan	(1,437)	(265)
Shares repurchased for vesting of employee awards	(145)	(113)
Preferred redemption payments	(132)	(1,149)
Preferred dividend payments	(202)	(273)
Net cash used in financing activities	(14,870)	(1,069)
Net change in cash and cash equivalents and restricted cash	(1,095)	332
Cash and cash equivalents and restricted cash, beginning of period	15,284	15,819
Cash and cash equivalents and restricted cash, end of period	$14,189	$16,151

Reconciliation of Cash and Cash Equivalents and Restricted Cash:
Cash and cash equivalents at beginning of period	8,349	10,655
Restricted cash at beginning of period	6,935	5,164
Cash and cash equivalents and restricted cash at beginning of period	$15,284	$15,819

Cash and cash equivalents at end of period	8,503	11,617
Restricted cash at end of period	5,686	4,534
Cash and cash equivalents and restricted cash at end of period	$14,189	$16,151

Supplemental disclosures of cash flow information:
Interest Paid	$2,916	$2,847
Non-cash investing and financing activities:
Distributions declared not yet paid	$67	$88
Requested preferred redemptions not yet paid	$100	$826
Accrued capital expenditures	$96	—

The accompanying notes are an integral part of these consolidated financial statements.

MOBILE INFRASTRUCTURE CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

(UNAUDITED)

Note 1 — Organization and Business Operations

Mobile Infrastructure Corporation (“MIC,” “we,” “us,” “our,” and the “Company”) is a Maryland corporation, publicly traded on The Nasdaq Stock Market LLC (“Nasdaq”) under the ticker “BEEP.” We focus on acquiring, owning and optimizing parking facilities and related infrastructure, including parking lots, parking garages and other parking structures throughout the United States. We target both parking garage and surface lot properties primarily in the top 50 U.S. Metropolitan Statistical Areas (“MSAs”), with proximity to key demand drivers, such as commerce, events and venues, government and institutions, hospitality and multifamily central business districts. As of March 31, 2026, we own 35 parking facilities in 18 separate markets throughout the United States, with a total of approximately 13,200 parking spaces and approximately 4.6 million square feet. We also own approximately 0.1 million square feet of commercial space adjacent to our parking facilities.

The Company is a member of Mobile Infra Operating Company, LLC, a Delaware limited liability company, (the “Operating Company”) and owns substantially all of its assets and conducts substantially all of its operations through the Operating Company. The Operating Company is managed by a board of directors, one appointed by the Company and one appointed by the other members of the Operating Company. Currently, the two directors of the Operating Company are Manuel Chavez, III, the Executive Chairman of the Company's Board of Directors (the “Board”), and Stephanie Hogue, our President, Chief Executive Officer and a member of the Board. The Company owns approximately 90.2% of the Common Units of the Operating Company. The remaining Common Units are held by certain of our executive officers and directors (directly or indirectly) and outside investors.

Note 2 — Summary of Significant Accounting Policies

Basis of Accounting

Our consolidated financial statements are prepared on the accrual basis of accounting and in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information as contained in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), and in conjunction with rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary to give a fair presentation of operating results for the periods presented have been included. Certain prior period amounts have been reclassified to conform to the current period presentation. Operating results for the three months ended March 31, 2026, are not necessarily indicative of the results that may be expected for the year ending December 31, 2026. There were no significant changes to our significant accounting policies during the three months ended March 31, 2026. For a full summary of our accounting policies, refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 filed with the SEC on March 5, 2026.

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

We have incurred net losses since our inception and anticipate net losses for the near future. We currently have $22.2 million related to the Line of Credit (as defined herein) due within twelve months of the date of the filing of this Quarterly Report. Additionally, as of the date of this filing, the Line of Credit has $5.5 million of accrued interest that is due upon maturity. We do not currently have sufficient cash on hand, liquidity or projected cash flows to repay the outstanding amount and related interest due upon maturity. These conditions and events raise substantial doubt about the Company’s ability to continue as a going concern.

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

Concentration

Our operators may act as agents collecting revenues on our behalf or may act as lessee if under a lease agreement. We have concentrations in revenue, excluding commercial revenue, where certain operators act as either a lease tenant or an operator agent with Metropolis Technologies, Inc. (“Metropolis”) of 59.6% and 55.9%, LAZ Parking (“LAZ”) of 14.0% and 13.8%, and Interstate Parking of 10.4% and 9.8% for the three months ended March 31, 2026 and 2025, respectively.

In addition, we had concentrations in Cincinnati (20.8% and 20.0%), Detroit (11.5% and 11.0%), and Chicago (10.2% and 9.8%) based on gross book value of real estate, including intangible assets and construction in progress, as of March 31, 2026 and December 31, 2025, respectively.

We had concentrations of our outstanding accounts receivable balance with Metropolis (38.4% and 40.2%) as of March 31, 2026 and December 31, 2025, respectively. The majority of these receivable balances represent cash paid by parkers that was collected on our behalf by these operators.

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

Lessor Accounting

All our leases are classified as operating leases. The majority of variable lease payments for operating leases are recorded as Percentage Rental Income within the Consolidated Statements of Operations. Certain of our lease agreements provide for tenant reimbursements of property taxes and other operating expenses that are variable depending upon the applicable expenses incurred. These reimbursements are accrued as Base Rental Income in our Consolidated Statements of Operations and were not significant during the three months ended March 31, 2026 and 2025. No significant changes to our leases have occurred during the three months ended March 31, 2026.

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

Disaggregated revenue for the three months ended March 31, 2026 and 2025 are as follows (dollars in thousands):

	For the Three Months Ended March 31,
	2026	2025
Transient Parkers	$4,035	$4,087
Contract Parkers	2,586	2,415
Ancillary Revenue (1)	—	43
Total Managed Property Revenue	$6,621	$6,545

(1)	Ancillary revenue includes contracted revenue for other uses outside of parking, such as billboard revenue, and is recognized over time.

Contract balances

The timing of revenue recognition, billings and cash collections results in accounts receivable and contract liabilities. Accounts receivable represent amounts where we have an unconditional right to the consideration and therefore only the passage of time is required for us to receive consideration due from the customer. Receivables may be from parking customers who have a contractual obligation to pay for their usage or from the operators of the facilities who have collected parking fees on our behalf. As of March 31, 2026 and 2025, we had $2.9 million and $3.1 million of outstanding accounts receivable, respectively, related to our managed property revenue.

It is our standard procedure to bill Contract Parkers in the month prior to when they will be using the facility in accordance with agreed-upon contractual terms. Billing typically occurs prior to revenue recognition, resulting in contract liabilities. The majority of any contract liability will be recognized within a month of the liability being recognized. Changes in deferred revenue primarily include prepayments for future parking months and recognition of previously deferred revenue. No material amounts in deferred revenue represent prepayments for a period longer than a single month. As of March 31, 2026 and 2025, we had approximately $0.1 million of deferred managed property revenue included in Accounts Payable and Accrued Expenses on the Consolidated Balance Sheets.

Note 4 — Dispositions of Investments in Real Estate

2026

In March 2026, we sold a parking garage located in Honolulu, Hawaii for approximately $16.5 million, resulting in a loss on sale of real estate of approximately $1.1 million.

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

Note 5 — Intangible Assets

A schedule of our intangible assets and related accumulated amortization as of March 31, 2026 and December 31, 2025 is as follows (dollars in thousands):
	As of March 31, 2026		As of December 31, 2025
	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
In-place lease value	$2,390	$2,306	$2,390	$2,274
Indefinite lived contract	3,160	—	3,160	—
Acquired technology	167	77	167	69
Total intangible assets	$5,717	$2,383	$5,717	$2,343

Amortization of the in-place lease value and acquired technology are included in Depreciation and Amortization in our Consolidated Statements of Operations. Amortization expense associated with intangible assets totaled approximately $40,000 and $0.2 million for the three months ended March 31, 2026 and 2025, respectively.

Estimated future amortization of intangible assets as of March 31, 2026 is as follows (dollars in thousands):

	In-place lease value	Acquired technology
2026 (Remainder)	$70	$25
2027	14	33
2028	—	32
	$84	$90

Note 6 — Debt

As of March 31, 2026 and December 31, 2025, the principal balances on notes payable are as follows (dollars in thousands):

	Interest	Loan	Balance as	Balance as
Loan	Rate	Maturity	of 3/31/26	of 12/31/25
St Louis Cardinal Lot DST, LLC	5.25%	6/6/2027	$6,000	$6,000
Mabley Place Garage, LLC (1)	7.29%	12/4/2027	11,721	11,791
2029 KeyBank Loan Pool (2)	7.94%	3/1/2029	5,752	5,767
Series 2025-1 Class A-2 Notes (3)	4.15%	10/28/2030	99,000	99,600
2034 CMBS Loan (4)	7.76%	12/6/2034	66,929	75,149
Mabley LOC	(5)	11/10/2031	27	—
Less unamortized loan issuance costs			(5,048)	(5,424)
Less discount on notes payable			(10,300)	(11,112)
			$174,081	$181,771

(1)	As mentioned below, we entered into an interest rate swap agreement effective March 2025 on the Mabley Place Garage, LLC loan. The interest rate is SOFR plus a spread of 3.25% with a fixed overall rate of 7.29%.
(2)	2029 KeyBank Loan Pool is secured by MVP Memphis Poplar, LLC and MVP St. Louis, LLC.
(3)	In October 2025, we entered into an asset-backed securitization of 19 properties in our portfolio priced at 88.30% of the principal amount of $100 million (the “Series 2025-1 Class A-2 Notes”).
(4)	2034 CMBS Loan is secured by the following properties: 1W7 Carpark, LLC, 222 W 7th Holdco, LLC, 222 Sheridan Bricktown Garage, LLC, 322 Streeter Holdco, LLC, Denver 1725 Champa Street Garage, LLC, and MVP Indianapolis City Park Garage, LLC.
(5)	The interest rate on the Mabley LOC, as defined below, is SOFR plus a spread of 2.75%, subject to a 4.0% floor.

In February 2026, we entered into a $1.5 million line of credit with WesBanco Bank, Inc. maturing in November 2031 to fund capital improvements at Mabley Place Garage (the “Mabley LOC”). The Mabley LOC is secured by the Mabley Place Garage and is cross-collateralized and cross-defaulted with our existing WesBanco loan.

In March 2026, we made a partial principal paydown of $8.1 million on the 2034 CMBS Loan using proceeds from the sale of a parking asset. In connection with the sale, we incurred a charge of $2.0 million associated with the prepayment of the 2034 CMBS Loan, which is recognized as Loss on Extinguishment of Debt on the Consolidated Statement of Operations.

As of March 31, 2026, future principal payments on notes payable are as follows (dollars in thousands):

2026 (remainder)	$2,830
2027	21,139
2028	3,715
2029	9,457
2030	91,122
Thereafter	61,166
Total	$189,429

Line of Credit

In September 2024, we entered into a $40.4 million revolving credit facility agreement with Harvest Small Cap Partners, L.P. and Harvest Small Cap Partners Master, Ltd. (collectively, the “Lenders”) maturing in September 2025 (the “Line of Credit”). On March 24, 2026, we entered into a third amendment to the Line of Credit, which extended the maturity date to June 30, 2026. Borrowings under the Line of Credit will accrue interest at a rate of 15.0% per annum, with interest payable in arrears at maturity or upon repayment of any principal amount borrowed under the Line of Credit. After certain amounts paid with the initial proceeds, the Line of Credit may only be used for redemption payments on the Series A Preferred Stock and Series 1 Preferred Stock and funding of the share repurchase program, discussed below. The Line of Credit includes provisions for defaults on recourse indebtedness in an aggregate amount equal to or exceeding $25 million and non-recourse indebtedness in an aggregate amount equal to or exceeding $50 million. Mr. Osher, Co-Chairman of the Board, is the managing member of No Street Capital LLC, which serves as the investment manager of the Lenders.

As of March 31, 2026, approximately $25.9 million was outstanding under the Line of Credit. Additionally, there was approximately $5.9 million of accrued interest on the Line of Credit as of March 31, 2026 that is recorded in Accounts Payable and Accrued Expenses on our Consolidated Balance Sheets. In April 2026, we paid $3.7 million of principal and $0.8 million of interest using proceeds from the sale of our Hawaii property.

Interest Rate Swap

In December 2024, we entered an interest rate swap agreement to coincide with the refinance of Mabley Place Garage, LLC, which will mature in December 2027. The value of the interest rate swap was $0.1 million and $0.2 million as of March 31, 2026 and December 31, 2025, respectively, and is recorded within Accounts Payable and Accrued Expenses on our Consolidated Balance Sheets. The arrangement was for a notional amount of $12.0 million and a fixed overall rate of 7.29% beginning in March 2025. Our use of derivative instruments is limited to this interest rate swap to manage interest rate exposure. The principal objective of this arrangement is to minimize the risks and costs associated with our financial structure, which are in part determined by interest rates. We have elected not to use hedge accounting due to the short-term duration of the arrangement and, as such, will reflect changes in fair value of the arrangement within Other Income, Net on our Consolidated Statements of Operations.

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

Series 1 Preferred Stock and Series A Preferred Stock Distributions

On September 11, 2024, the Board declared payment of accrued and unpaid dividends for all past dividend periods on the Series 1 Preferred Stock and Series A Preferred Stock. Additionally, we declared monthly dividend payments on the Series A Preferred Stock and Series 1 Preferred Stock for each subsequent month through March 2026. The payment of future dividends is subject to the Board’s discretion and will be determined by the Board based on the Company’s financial condition, applicable law and such other considerations as the Board deems relevant.

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

During the three months ended March 31, 2026, 102 shares of the Series 1 Preferred Stock and 30 shares of Series A Preferred Stock were redeemed for cash. In addition, requested redemptions at March 31, 2026 of approximately 100 shares with a stated value of $0.1 million of Series 1 Preferred Stock and Series A Preferred Stock were reclassified to Accrued Preferred Distributions and Redemptions on the Consolidated Balance Sheets, as we intend to redeem the shares for cash. During the three months ended March 31, 2026, no shares of Series 1 Preferred Stock or Series A Preferred Stock were converted to shares of common stock.

During the three months ended March 31, 2025, approximately 1,100 shares of the Series 1 Preferred Stock and approximately 60 shares of Series A Preferred Stock were redeemed for cash. In addition, requested redemptions at March 31, 2025 of approximately 800 shares with a stated value of $0.8 million of Series 1 Preferred Stock and Series A Preferred Stock were reclassified to Accrued Preferred Distributions and Redemptions on the Consolidated Balance Sheet, as we intended to redeem the shares for cash. During the three months ended March 31, 2025, no shares of Series 1 Preferred Stock of Series A Preferred Stock were converted to shares of common stock.

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

Convertible Non-controlling Interests

As of March 31, 2026 and 2025, the Operating Company had approximately 43.6 million and 45.1 million Common Units outstanding, respectively, excluding any equity incentive units granted and the Earn-Out Shares, as defined below. Beginning six months after first acquiring Common Units, each member will have the right to redeem the Common Units for either cash or common stock on a one-for-one basis, subject to both our discretion and the terms and conditions set forth in the limited liability company agreement of the Operating Company (the “Operating Agreement”). During the three months ended March 31, 2026 and 2025, no Common Units were converted to shares of common stock.

The Common Units not held by the Company outstanding as of March 31, 2026 are classified as noncontrolling interests within permanent equity on our Consolidated Balance Sheets.

Share Repurchase Program

In September 2024, the Board authorized a share repurchase program of up to $10 million of shares of our outstanding common stock. Repurchases may be made from time to time through open-market purchases or through privately negotiated transactions subject to market conditions, applicable legal requirements and other relevant factors. Open market repurchases may be structured to occur in accordance with the requirements of Rule 10b-18 of the Securities Exchange Act of 1934, as amended. We may also enter into Rule 10b5-1 plans to facilitate repurchases of our shares under this authorization. During the three months ended March 31, 2026 and 2025, we repurchased approximately 0.5 million and 0.1 million shares under the program, for a cost of approximately $1.4 million and $0.3 million, respectively.

Note 8 — Stock-Based Compensation

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

The following table sets forth a roll forward of all incentive equity awards for the three months ended March 31, 2026:

	Number of Incentive Equity Awards	Weighted Avg Grant Date Fair Value Per Share
Unvested - January 1, 2026	4,283,456	$6.07
Granted	437,643	3.44
Vested	(379,058)	4.65
Forfeited	(1,471)	3.40
Unvested - March 31, 2026	4,340,570	$5.93

We recognized $0.8 and $0.7 million of equity-based compensation expense for the three months ended March 31, 2026 and 2025, respectively, which is included in General and Administrative in the Consolidated Statements of Operations. Included in the expense were equity awards granted in lieu of salary amounts. The remaining unrecognized compensation cost of approximately $5.1 million will be recognized over a weighted average term of 2.1 years. Performance based awards are valued at target and may have the ability to earn additional or fewer shares based on level of achievement.

Note 9 — Earnings Per Share

Basic and diluted loss per weighted average common share (“EPS”) is calculated by dividing net income (loss) attributable to our common stockholders, including any participating securities, by the weighted average number of shares outstanding for the period. We include the effect of participating securities in basic and diluted earnings per share computations using the two-class method of allocating distributed and undistributed earnings when the two-class method is more dilutive than the treasury stock method. Outstanding warrants and stock-based compensation were antidilutive as a result of the net loss for the three months ended March 31, 2026 and 2025 and therefore were excluded from the dilutive calculation. We include unvested performance units as contingently issuable shares in the computation of diluted EPS once the market criteria are met, assuming that the end of the reporting period is the end of the contingency period. We had 4.3 million and 3.8 million unvested service- and performance-based awards which are considered antidilutive to the dilutive loss per share calculation for the three months ended March 31, 2026 and 2025, respectively.

The following table reconciles the numerator and denominator used in computing our basic and diluted per-share amounts for net loss attributable to common stockholders for the three months ended March 31, 2026 and 2025 (dollars in thousands):

	For the Three Months Ended
	March 31, 2026	March 31, 2025
Numerator:
Net loss attributable to MIC	$(7,257)	$(4,159)
Net loss attributable to participating securities	—	—
Net loss attributable to MIC common stock	$(7,257)	$(4,159)
Denominator:
Basic and dilutive weighted average shares of common stock outstanding	39,391,374	40,523,710
Basic and diluted loss per weighted average common share:
Basic and dilutive	$(0.18)	$(0.10)

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

As a result, we consolidate our investment in MVP St. Louis and MVP St. Louis Cardinal Lot Master Tenant, LLC, which had total assets of approximately $11.9 million (substantially all real estate investments) and liabilities of approximately $6.1 million (substantially all mortgage debt) before consolidation as of both March 31, 2026 and December 31, 2025. Due to the structure of this VIE, the assets of MVP St. Louis can only be used to settle the liabilities of that entity and the VIE's creditors do not have recourse to the Company.

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

Our financial instruments include cash and cash equivalents, restricted cash, accounts receivable and accounts payable. Due to their short maturities or recent nature, the carrying amounts of these assets and liabilities approximate fair value. The estimated fair value of our notes payable were derived using Level 2 inputs and approximates $179.5 million and $187.8 million as of March 31, 2026 and December 31, 2025, respectively. The carrying amount of the Line of Credit as of March 31, 2026 approximates fair value due to its short time to maturity.

Recurring and Nonrecurring Fair Value Measurements

We have 1,900,000 shares of common stock that are subject to an earn-out structure (the "Earn-Out Shares"), as described below. The Earn-Out Shares and interest rate swap are measured and recognized at fair value on a recurring basis, while certain real estate assets and liabilities are measured and recognized at fair value as needed. Fair value measurements that occurred as of and during the three months ended March 31, 2026 and the year ended December 31, 2025 were as follows (in thousands):

	March 31, 2026			December 31, 2025
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Recurring
Earn-Out Shares	—	—	—	—	—	—
Interest rate swap	—	$85	—	—	$167	—

Nonrecurring
Impaired real estate assets	—	—	—	—	—	$30,000

Earn-Out Shares

The terms of the Earn-Out Shares allow an additional 1,900,000 shares to vest if certain milestones are achieved:

●	950,000 shares vest if the aggregate volume-weighted average price for any 5-consecutive trading day period equals or exceeds $13.00 per share prior to December 31, 2026; and
●	950,000 shares vest if the aggregate volume-weighted average price for any 5-consecutive trading day period equals or exceeds $16.00 per share prior to December 31, 2028.

We estimate the fair value of each tranche of shares separately using a Monte Carlo simulation. These estimates require us to make various assumptions about the risk-free rate, expected volatility for each tranche of the Earn-Out Shares, and other items that are unobservable and are considered Level 3 inputs in the fair value hierarchy. Because we are a newly-listed company with limited share activity, we were required to exercise judgment in estimating expected volatility (25.0% to 40.0%) and in selection of comparable companies.

The gain is recorded as the Change in Fair Value of Earn-Out Liability in the Consolidated Statements of Operations. There was no change in the value of the Earn-Out Liability during the three months ended March 31, 2026.

Interest rate swap

Our interest rate swap is measured at fair value on a recurring basis. The valuation is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. The fair value of the interest rate swap is determined using the market standard methodology of valuing the expected discounted future fixed cash receipts. The variable cash receipts or payments are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. We evaluated the need for credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements, but believe these impacts are not material. Because we determined that the significant inputs used to value our derivatives are observable, we believe our derivative valuation is classified in Level 2 of the fair value hierarchy.

Impairment

Our real estate assets are measured and recognized at fair value on a nonrecurring basis when we determine an impairment has occurred. To estimate fair value we may use internally developed valuation models or independent third-parties where available. In either case, the fair value of real estate may be based on a number of approaches including the income capitalization approach, sales comparable approach or discounted cash flow approach. We utilize market data such as sales price per stall on comparable recent real estate transactions to estimate the fair value of the real estate assets. We also utilize expected sales proceeds to estimate the fair value of any properties that are actively being marketed for sale. Because we use estimates and assumptions regarding an assets’ future performance and cash flows as well as market conditions and discount rates, we determined the impaired assets would fall under Level 3 of the fair value hierarchy. No impairments were recorded during the three months ended March 31, 2026 and 2025.

Note 12 — Commitments and Contingencies

The nature of our business exposes our properties, the Company, the Operating Company and our other subsidiaries to the risk of claims and litigation in the normal course of business. Other than routine litigation arising out of the ordinary course of business, we are not presently subject to any material litigation nor, to our knowledge, is any material litigation threatened against us.

Note 13 — Related Party Transactions and Arrangements

Color Up Matters

In connection with our recapitalization transaction in August 2021, we owe approximately $0.5 million to certain member entities of Color Up relating to prorated revenues for the month of August 2021 of the three properties contributed by Color Up. The accrual is reflected within Due to Related Parties on the Consolidated Balance Sheet as of March 31, 2026 and December 31, 2025.

We have agreed to pay for certain legal services for Color Up in connection with the Registration Rights Agreement. We incurred an immaterial amount related to these services for the three months ended March 31, 2026. We incurred approximately $0.1 million during the three months ended March 31, 2025 for certain legal and tax services for Color Up and certain member entities of Color Up.

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

Line of Credit

In September 2024, we entered into a $40.4 million Line of Credit. Mr. Osher, the Co-Chairman of the Board, is the managing member of No Street Capital LLC, which serves as the investment manager of the Lenders. For further discussion of the Line of Credit, refer to Note 6 above.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a financial review and analysis of our financial condition and results of operations for the three months ended March 31, 2026 and 2025. This discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and the notes thereto and Management’s Discussion and Analysis of Financial Conditions and Results of Operations in our annual report on Form 10-K for the fiscal year ended December 31, 2025. Unless otherwise indicated, references in this Quarterly Report on Form 10-Q (this “Quarterly Report”) to “MIC,” “we,” “us,” “our,” and the “Company” refer to Mobile Infrastructure Corporation and its consolidated subsidiaries.

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

●	holders of our outstanding preferred stock have dividend, liquidation, and other rights that are senior to the rights of the holders of our common stock; and
●	other risks and uncertainties discussed in Part I, Item 1A, “Risk Factors” and in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

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

Overview

Mobile Infrastructure Corporation (“MIC,” “we,” “us,” “our,” and the “Company”) is a Maryland corporation, publicly traded on The Nasdaq Stock Market LLC (“Nasdaq”) under the ticker “BEEP.” We focus on acquiring, owning and optimizing parking facilities and related infrastructure, including parking lots, parking garages and other parking structures throughout the United States. We target both parking garage and surface lot properties primarily in the top 50 U.S. Metropolitan Statistical Areas (“MSAs”), with proximity to key demand drivers, such as commerce, events and venues, government and institutions, hospitality and multifamily central business districts. As of March 31, 2026, we own 35 parking facilities in 18 separate markets throughout the United States, with a total of approximately 13,200 parking spaces and approximately 4.6 million square feet. We also own approximately 0.1 million square feet of commercial space adjacent to our parking facilities.

The Company is a member of Mobile Infra Operating Company, LLC, a Delaware limited liability company, (the “Operating Company”) and owns substantially all of its assets and conducts substantially all of its operations through the Operating Company. The Operating Company is managed by a board of directors, one appointed by the Company and one appointed by the other members of the Operating Company. Currently, the two directors of the Operating Company are Manuel Chavez, III, the Executive Chairman of the Company's Board of Directors (the “Board”), and Stephanie Hogue, our President, Chief Executive Officer and a member of the Board. The Company owns approximately 90.2% of the Common Units of the Operating Company. The remaining Common Units are held by certain of our executive officers and directors (directly or indirectly) and outside investors.

Trends and Other Factors Affecting our Business

Various trends and other factors affect or have affected our operating results, including but not limited to the general market conditions, the strength of the broader U.S. economy and the trajectory of activity of consumers with regard to their use of the parking facilities, fuel prices, inflation trends and interest rates.

Shifts in Hybrid Work Policies

The shift toward hybrid and remote work models has been uneven among markets and industries, which has impacted the performance of our assets, as many of our properties are located in urban centers, near government buildings, entertainment centers, or hotels. Many companies continue to deploy a work-from-home or hybrid remote strategy for employees. We anticipate that a hybrid work structure for traditional central business district office workers will be the normalized state going-forward. This has impacted the performance of many of our assets that have office exposure and underscores the importance of a multi-key demand driver strategy in repositioning current and/or acquiring new assets.

Managed Property Revenue Contracts

Currently, 28 of our 35 assets operate under management contracts. We believe asset management contracts provide the opportunity for net operating income growth through more transparent and controlled expense management and will reduce the revenue variability associated with the timing of payments for contract parking agreements. In addition, the move to management contracts properly aligns the incentives and rewards for revenue growth between the third-party operator and the Company. This change is also expected to result in better revenue linearity compared to revenue recognition in our lease agreements, in which lease payments are based on cash collections from operators. Overall, the conversion to management contracts also provides enhanced visibility on the performance of the portfolio within our financial results. Our intent is to convert the remaining assets to asset management contracts by the end of 2027.

RevPAS

Revenue Per Available Stall (“RevPAS”) is used to evaluate parking operations and performance. RevPAS is defined as average monthly Parking Revenue (Parking Revenue less related Sales Tax and Credit Card Fees) divided by the parking stalls in the locations that were owned and under management agreement for the periods presented. Parking Revenue does not include Billboard or Commercial Rent, or revenue from locations that are under Lease Agreements. The Company believes RevPAS is a meaningful indicator of our performance because it measures the period-over-period change in revenues for comparable locations.

RevPAS represents Parking Revenue at our assets under management contracts as of January 1, 2025. We believe RevPAS is a key performance measure that allows for review of fluctuations in revenue without the impact of portfolio transaction or changes in revenue structure. Average monthly RevPAS for the three months ended March 31, 2026 and 2025 was $183.99 and $185.48, respectively.

Results of Operations for the Three Months Ended March 31, 2026 and 2025 (dollars in thousands):

	For the Three Months Ended March 31,
	2026	2025	$ Change	% Change
Revenues
Managed property revenue	$6,621	$6,545	$76	1.2%
Base rental income	1,092	1,459	(367)	(25.2)%
Percentage rental income	219	231	(12)	(5.2)%
Total revenues	$7,932	$8,235	$(303)	(3.7)%

Total Revenues

The decline in Total Revenues for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 was largely driven by the sale of four assets in the fourth quarter of 2025, which resulted in a revenue reduction of $0.3 million. The reduction of Base Rental Income reflects both the impact of some of these sales as well as the conversion of certain assets to management agreements subsequent to March 31, 2025, at which point revenue is recognized as Managed Property Revenue. Contract revenue increases in our Cincinnati and Cleveland markets as well as returning traffic from the Cincinnati Convention Center reopening partially offset declines from asset sales in Managed Property Revenue.

	For the Three Months Ended March 31,
	2026	2025	$ Change	% Change (1)
Operating expenses
Property taxes	$1,546	$1,872	$(326)	(17.4)%
Property operating expense	1,773	1,899	(126)	(6.6)%
Depreciation and amortization	1,843	2,081	(238)	(11.4)%
General and administrative	2,427	2,369	58	2.4%
Total expenses	$7,589	$8,221	$(632)	(7.7)%

Property Taxes

The $0.3 million decrease in Property Taxes for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 is due to both the impact of asset sales as well as changes in assessed property values.

Property Operating Expense

The $0.1 million decrease in Property Operating Expense for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 is primarily a result of cost savings from asset sales in 2025.

Depreciation and Amortization

The $0.2 million decrease in Depreciation and Amortization for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 is primarily due to the sale of four parking assets in the fourth quarter of 2025.

	For the Three Months Ended March 31,
	2026	2025	$ Change	% Change
Other
Interest expense, net	$(5,080)	$(4,636)	$(444)	9.6%
Loss on extinguishment of debt	(2,044)	—	(2,044)	100.0%
Loss on sale of real estate	(1,115)	—	(1,115)	100.0%
Other income (expense), net	108	(82)	190	NM
Change in fair value of Earn-Out liability	—	370	(370)	(100.0)%
Total other expense	$(8,131)	$(4,348)	$(3,783)	87.0%

(1)	Line items that result in a percent change that exceed certain limitations are considered not meaningful (“NM”) and indicated as such.

Interest Expense, Net

The increase in Interest expense, net of approximately $0.4 million during the three months ended March 31, 2026 compared to the three months ended March 31, 2025 is primarily attributable to $0.8 million of non-cash debt discount amortization in the current quarter resulting from the asset-backed securitization of 19 properties in October 2025, partially offset by $0.4 million of non-cash loan fee amortization in the first quarter of 2025.

Loss on Extinguishment of Debt

In connection with the sale of our Hawaii location in March 2026, we incurred charges of $2.0 million associated with the prepayment of the 2034 CMBS Loan.

Loss on Sale of Real Estate

In March 2026, we sold a parking garage located in Honolulu, Hawaii for approximately $16.5 million, resulting in a loss of approximately $1.1 million.

Other Income (Expense), Net

The $0.2 million increase in Other Income (Expense), Net during the three months ended March 31, 2026 compared to the three months ended March 31, 2025 is primarily attributable to a gain on our interest rate swap.

Change in the Fair Value of the Earn-Out Liability

This amount reflects non-cash gains or losses as the estimated fair value of the Earn-Out shares change. Fair value fluctuations of the liability during the period are reflected in earnings and are a result of changes in stock price and the remaining duration of the earn-out period.

Non-GAAP Measures

Same-Location Net Operating Income

Net Operating Income (“NOI”) is presented as a supplemental measure of our performance. For the three months ended March 31, 2026 and 2025, Same-Location NOI represents the NOI for the 36 properties that were owned for the majority of both calendar year periods being compared. The Company believes that NOI provides useful information to investors regarding our results of operations, as it highlights operating trends such as pricing and demand for our portfolio at the property level as opposed to the corporate level. NOI is calculated as total revenues less property operating expenses and property taxes. The Company uses NOI internally in evaluating property performance, measuring property operating trends, and valuing properties in our portfolio. Other real estate companies may use different methodologies for calculating NOI, and accordingly, the Company’s NOI may not be comparable to other real estate companies. NOI should not be viewed as an alternative measure of financial performance as it does not reflect the impact of general and administrative expenses, depreciation and amortization, interest expense, other income and expenses, or the level of capital expenditures necessary to maintain the operating performance of the Company’s properties that could materially impact results from operations.

The following table presents our Same-Location NOI as well as a reconciliation of Net Loss, the most directly comparable financial measure under U.S. GAAP reported in our consolidated financial statements, to Same-Location NOI (dollars in thousands):

	For the Three Months Ended March 31,
	2026	2025	%
Revenues
Managed property revenue	$6,621	$6,339
Base rental income	1,092	1,381
Percentage rental income	219	231
Total revenues	7,932	7,951	(0.2)%
Operating expenses
Property taxes	1,546	1,810
Property operating expense	1,776	1,725
Same-Location Net Operating Income	$4,610	$4,416	4.4%

Reconciliation
Net loss	$(7,788)	$(4,334)
Loss on extinguishment of debt	2,044	—
Loss on sale of real estate	1,115	—
Other income (expense), net	(108)	82
Change in fair value of Earn-Out liability	—	(370)
Interest expense, net	5,080	4,636
Depreciation and amortization	1,843	2,081
General and administrative	2,427	2,369
Net Operating Income	$4,613	$4,464
Less: 2025 Disposed Assets	(3)	(48)
Same-Location Net Operating Income	$4,610	$4,416

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

Our use of Adjusted EBITDA facilitates comparison with results from other companies because it excludes certain items that can vary widely across different industries or among companies within the same industry. For example, interest expense can be dependent on a company’s capital structure, debt levels, and credit ratings. The tax positions of companies can also vary because of their differing abilities to take advantage of tax benefits and because of the tax policies of the jurisdictions in which they operate. Adjusted EBITDA also excludes depreciation and amortization expense because differences in types, use, and costs of assets can result in considerable variability in depreciation and amortization expense among companies. We exclude stock-based compensation expense in all periods presented to address the considerable variability among companies in recording compensation expense because companies use stock-based payment awards differently, both in the type and quantity of awards granted. We use Adjusted EBITDA as a measure of operating performance which allows us to compare earnings and evaluate debt leverage and fixed cost coverage.

The following table presents our calculation of Adjusted EBITDA for the three months ended March 31, 2026 and 2025 (dollars in thousands):

	For the Three Months Ended March 31,
	2026	2025

Reconciliation of Net Loss to Adjusted EBITDA Attributable to the Company
Net loss	$(7,788)	$(4,334)
Interest expense, net	5,080	4,636
Depreciation and amortization	1,843	2,081
Change in fair value of Earn-Out liability	—	(370)
Other expense, net	(108)	82
Loss on extinguishment of debt	2,044	—
Loss on sale of real estate	1,115	—
Equity based compensation	801	654
Adjusted EBITDA Attributable to the Company	$2,987	$2,749

Liquidity and Capital Resources

Sources and Uses of Cash

Aside from standard operating expenses, we expect our principal cash demands in both the short term and long term to be for:

●	principal and interest payments on our outstanding indebtedness;
●	capital expenditures;
●	redemption and dividend payments on the Series A Preferred Stock and Series 1 Preferred Stock; and
●	acquisitions of assets.

Our principal source of funds will be rental income and managed property revenue at our parking facilities as well as existing cash on hand and the Line of Credit. We also may sell properties that we own or place mortgages on properties that we own to raise capital.

Certain lenders may require reserves related to capital improvements, insurance, and excess cash. These lender-required reserves make up the majority of our restricted cash amounts as of March 31, 2026.

Debt

We have approximately $200 million of notes payable outstanding as of March 31, 2026. During 2024 and 2025, we took proactive steps to extend and ladder our debt maturity profile, reducing near-term refinancing risk and improving our overall capital structure. Key activities included refinancing existing notes payable into longer-term obligations, establishing a $40.4 million line of credit to support preferred stock redemptions and share repurchases, securing a $75.5 million 10-year CMBS financing collateralized by a seven-property pool, and completing an $84.4 million asset-backed securitization across 19 properties with an anticipated repayment date in 2030. Collectively, these transactions have meaningfully extended our weighted average debt maturity, diversified our sources of secured financing, and positioned us to manage obligations with greater flexibility going forward.

We currently have $22.2 million related to the Line of Credit (as defined herein) due within twelve months of the date of the filing of this Quarterly Report. Additionally, as of the date of this filing, the Line of Credit has $5.5 million of accrued interest that is due upon maturity. We do not currently have sufficient cash on hand, liquidity or projected cash flows to repay the outstanding amount and related interest due upon maturity. These conditions and events raise substantial doubt about the Company’s ability to continue as a going concern.

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

Asset Acquisitions

Our future acquisitions or development of properties cannot be accurately projected because such acquisitions or development activities depend upon available opportunities that come to our attention and upon our ability to successfully acquire, develop and lease such properties. However, we have identified a pipeline of acquisition opportunities that we believe is bespoke and actionable, while being largely off-market and unavailable to our competitors. As of March 31, 2026, we have identified and are evaluating several parking facilities as potential acquisition targets.

Distributions and redemptions

In September 2024, we paid all accrued and unpaid dividends for the past dividend periods on the Series A Preferred Stock and Series 1 Preferred Stock. Additionally, we declared monthly dividend payments on the Series A Preferred Stock and Series 1 Preferred Stock for each month beginning September 2024 through March 2026. The payment of future dividends is subject to the Board’s discretion and will be determined by the Board based on the Company’s financial condition and such other considerations as the Board deems relevant. Additionally, in September 2024, we began electing to redeem shares of Series A Preferred Stock and Series 1 Preferred Stock for cash rather than converting to common stock. Proceeds from the Line of Credit and cash on hand are used to pay the stated value of the shares redeemed for cash as well as the accrued and unpaid dividends for past dividend periods.

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

Sources and Uses of Cash

The following table summarizes our cash flows for the three months ended March 31, 2026 and 2025 (dollars in thousands):

	For the Three Months Ended March 31,
	2026	2025
Net cash used in operating activities	$(1,560)	$(1,530)
Net cash provided by investing activities	$15,335	$2,931
Net cash used in financing activities	$(14,870)	$(1,069)

Comparison of the three months ended March 31, 2026 to the three months ended March 31, 2025:

Cash flows from operating activities

During the three months ended March 31, 2026, $1.6 million of cash was used in operating activities compared with $1.5 million used in operating activities during the three months ended March 31, 2025, an increase of $0.1 million. The cash used in operating activities for the three months ended March 31, 2026 and 2025 was primarily attributable to changes in working capital and NOI results for the period, partially offset by an increase in cash paid for interest.

Cash flows from investing activities

During the three months ended March 31, 2026, $15.3 million of cash was provided by investing activities compared with $2.9 million provided by investing activities during the three months ended March 31, 2025, an increase of $12.4 million. The cash provided by investing activities for the three months ended March 31, 2026 was primarily attributable to proceeds from the sale of one asset in March 2026. The cash provided by investing activities for the three months ended March 31, 2025 was primarily attributable to proceeds from the repayment of a note receivable, partially offset by routine and strategic capital expenditures.

Cash flows from financing activities

During the three months ended March 31, 2026 $14.9 million of cash was used in financing activities compared with $1.1 million used in financing activities during the three months ended March 31, 2025, an increase of $13.8 million. The cash used in financing activities for the three months ended March 31, 2026 was primarily attributable to principal debt payments and prepayment costs as well as distribution and redemption payments on the Series 1 Preferred Stock and Series A Preferred Stock and repurchases of common stock through the share repurchase plan. The cash used in financing activities for the three months ended March 31, 2025 was primarily attributable to principal debt payments as well as distribution and redemption payments on the Series 1 Preferred Stock and Series A Preferred Stock, partially offset by draws on the Line of Credit.

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

Critical Accounting Policies

Our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the U.S. Securities and Exchange Commission (the "SEC") on March 5, 2026, contains a description of our critical accounting policies and estimates, including those relating to merger accounting and impairment of long-lived assets. There have been no significant changes to our critical accounting policies during 2026.

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

PART II OTHER INFORMATION

Item 1. Legal Proceedings

The nature of our business exposes our properties, the Company, the Operating Company, and our other subsidiaries to the risk of claims and litigation in the normal course of business. Other than routine litigation arising out of the ordinary course of business, we are not presently subject to any material litigation nor, to our knowledge, is any material litigation threatened against us.

Refer to Note 12 — Commitments and Contingencies in Part I, Item 1 Notes to the Consolidated Financial Statements of this Quarterly Report, which information is incorporated herein by reference.

Item 1A. Risk Factors

There have been no material changes from the risk factors set forth in our annual report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 5, 2026.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a) Recent Sales of Unregistered Securities

None.

c) Issuer Purchases of Equity Securities

On September 11, 2024, the Company announced that the Board authorized a share repurchase program for the repurchase of up to $10,000,000 of shares of common stock. The following table summarizes the share repurchase activity for the three months ended March 31, 2026. The average price paid per share includes broker commissions and excludes excises taxes, whether accrued or paid.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs

January 1 - 31, 2026	285,483	$2.81	285,483	$3,901,157
February 1 - 28, 2026	168,403	$3.13	168,403	$3,374,851
March 1 - 31, 2026	24,410	$3.13	24,410	$3,298,473

Item 5. Other Information

Rule 10b5-1 Plan Adoptions and Modifications

During the quarter ended March 31, 2026, no directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

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

Mobile Infrastructure Corporation

Date: May 12, 2026	By:	/s/ Stephanie Hogue
Stephanie Hogue
President & Chief Executive Officer
(Principal Executive Officer)

Date: May 12, 2026	By:	/s/ Paul Gohr
Paul Gohr
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)