Form 10-Q
period 2026-09-30
Mobile Infrastructure Corp
filed 2026-11-10
CIK 1847874

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark one)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

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

As of November 1, 2026, there were 41.3 million shares of the registrant's common stock outstanding.

PART I            Financial Information

Item 1.  Financial Statements

MOBILE INFRASTRUCTURE CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	As of September 30, 2026	As of December 31, 2025
	(unaudited)
ASSETS
Investments in real estate
Land and improvements	$142,584	$150,566
Buildings and improvements	236,590	244,627
Construction in progress	1,060	87
Intangible assets	5,717	5,717
	385,951	400,997
Accumulated depreciation and amortization	(44,136)	(38,860)
Total investments in real estate, net	341,815	362,137

Cash and cash equivalents	4,879	8,349
Cash – restricted	5,717	6,935
Accounts receivable, net	3,181	3,985
Other assets	1,462	1,058
Total assets	$357,054	$382,464
LIABILITIES AND EQUITY
Liabilities
Notes payable, net	$175,395	$181,771
Line of credit	22,927	25,895
Accounts payable and accrued expenses	14,037	15,196
Accrued preferred distributions and redemptions	81	67
Due to related parties	490	490
Total liabilities	212,930	223,419

Equity
Mobile Infrastructure Corporation Stockholders’ Equity
Preferred stock Series A, $0.0001 par value, 50,000 shares authorized, 576 and 1,296 shares issued and outstanding, with a stated liquidation value of $576,000 and $1,296,000 as of September 30, 2026 and December 31, 2025, respectively	—	—
Preferred stock Series 1, $0.0001 par value, 97,000 shares authorized, 12,590 and 13,315 shares issued and outstanding, with a stated liquidation value of $12,590,000 and $13,315,000 as of September 30, 2026 and December 31, 2025, respectively	—	—
Preferred stock Series 2, $0.0001 par value, 60,000 shares authorized, 46,000 issued and converted (stated liquidation value of zero as of September 30, 2026 and December 31, 2025)	—	—
Warrants issued and outstanding – zero and 2,553,192 warrants as of September 30, 2026 and December 31, 2025, respectively	—	3,319
Common stock, $0.0001 par value, 500,000,000 shares authorized, 39,378,079 and 39,662,049 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	2	2
Additional paid-in capital	302,872	299,446
Accumulated deficit	(173,833)	(161,496)
Total Mobile Infrastructure Corporation Stockholders’ Equity	129,041	141,271
Non-controlling interest	15,083	17,774
Total equity	144,124	159,045
Total liabilities and equity	$357,054	$382,464

The accompanying notes are an integral part of these consolidated financial statements.

MOBILE INFRASTRUCTURE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts, unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues
Managed property revenue	$8,544	$7,673	$22,927	$21,659
Base rental income	1,013	1,279	3,113	4,185
Percentage rental income	27	134	369	469
Total revenues	9,584	9,086	26,409	26,313

Operating expenses
Property taxes	1,688	1,761	4,646	5,412
Property operating expense	1,642	1,820	5,051	5,497
Depreciation and amortization	1,762	2,874	5,365	7,822
General and administrative	2,250	2,438	7,256	7,230
Impairment	—	2,545	—	2,545
Total expenses	7,342	11,438	22,318	28,506

Other
Interest expense, net	(4,781)	(4,568)	(14,634)	(13,908)
Loss on extinguishment of debt	—	—	(2,044)	—
Loss on sale of real estate	—	—	(1,115)	—
Other income (expense), net	(11)	34	125	(15)
Change in fair value of Earn-Out liability	—	458	—	693
Total other expense	(4,792)	(4,076)	(17,668)	(13,230)

Net loss	(2,550)	(6,428)	(13,577)	(15,423)
Net loss attributable to non-controlling interest	(221)	(625)	(1,240)	(1,480)
Net loss attributable to Mobile Infrastructure Corporation’s stockholders	$(2,329)	$(5,803)	$(12,337)	$(13,943)

Preferred stock distributions declared - Series A	(13)	(26)	(49)	(81)
Preferred stock distributions declared - Series 1	(175)	(209)	(537)	(671)
Net loss attributable to Mobile Infrastructure Corporation’s common stockholders	$(2,517)	$(6,038)	$(12,923)	$(14,695)

Basic and diluted loss per weighted average common share:
Net loss per share attributable to Mobile Infrastructure Corporation’s common stockholders - basic and diluted	$(0.06)	$(0.15)	$(0.33)	$(0.36)
Weighted average common shares outstanding, basic and diluted	39,355,655	40,737,762	39,350,880	40,641,426

The accompanying notes are an integral part of these consolidated financial statements.

MOBILE INFRASTRUCTURE CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In thousands, except share amounts, unaudited)

	Preferred stock		Common stock
	Number of Shares	Par Value	Number of Shares	Par Value	Warrants	Additional Paid-in Capital	Accumulated Deficit	Non-controlling interest	Total
Balance, December 31, 2025	14,611	$—	39,662,049	$2	$3,319	$299,446	$(161,496)	$17,774	$159,045
Equity-based payments	—	—	108,711	—	—	187	—	546	733
Distributions to non-controlling interest holders	—	—	—	—	—	—	—	(46)	(46)
Share repurchase program	—	—	(478,296)	—	—	(1,437)	—	—	(1,437)
Redemptions - Series 1	(102)	—	—	—	—	(202)	—	—	(202)
Redemptions - Series A	(30)	—	—	—	—	(30)	—	—	(30)
Declared distributions – Series A ($14.38 per share)	—	—	—	—	—	(19)	—	—	(19)
Declared distributions – Series 1 ($13.75 per share)	—	—	—	—	—	(183)	—	—	(183)
Net loss	—	—	—	—	—	—	(7,055)	(733)	(7,788)
Balance, March 31, 2026	14,479	$—	39,292,464	$2	$3,319	$297,762	$(168,551)	$17,541	$150,073

Equity-based payments	—	—	61,344	—	—	390	—	394	784
Distributions to non-controlling interest holders	—	—	—	—	—	—	—	(44)	(44)
Redemptions - Series 1	(299)	—	—	—	—	(371)	—	—	(371)
Redemptions - Series A	(76)	—	—	—	—	(76)	—	—	(76)
Declared distributions – Series A ($14.38 per share)	—	—	—	—	—	(17)	—	—	(17)
Declared distributions – Series 1 ($13.75 per share)	—	—	—	—	—	(179)	—	—	(179)
Net loss	—	—	—	—	—	—	(2,953)	(286)	(3,239)
Balance, June 30, 2026	14,104	$—	39,353,808	$2	$3,319	$297,509	$(171,504)	$17,605	$146,931

Equity-based payments	—	—	—	—	—	363	—	398	761
Distributions to Non-controlling Interest Holders	—	—	—	—	—	—	—	(44)	(44)
Expiration of warrants	—	—	—	—	(3,319)	3,319	—	—	—
Redemptions - Series 1	(324)	—	—	—	—	(172)	—	—	(172)
Redemptions - Series A	(614)	—	—	—	—	(614)	—	—	(614)
Declared distributions – Series A ($14.38 per share)	—	—	—	—	—	(13)	—	—	(13)
Declared distributions – Series 1 ($13.75 per share)	—	—	—	—	—	(175)	—	—	(175)
Allocation of equity to non-controlling interest	—	—	24,271	—	—	2,655	—	(2,655)	—
Net loss	—	—	—	—	—	—	(2,329)	(221)	(2,550)
Balance, September 30, 2026	13,166	$—	39,378,079	$2	$—	$302,872	$(173,833)	$15,083	$144,124

MOBILE INFRASTRUCTURE CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In thousands, except share amounts, unaudited)

	Preferred stock		Common stock
	Number of Shares	Par Value	Number of Shares	Par Value	Warrants	Additional Paid-in Capital	Accumulated Deficit	Non-controlling interest	Total
Balance, December 31, 2024	20,114	$—	40,376,974	$2	$3,319	$306,718	$(140,056)	$19,288	$189,271
Equity-based payments	—	—	196,896	—	—	369	—	742	1,111
Distributions to non-controlling interest holders	—	—	—	—	—	—	—	(47)	(47)
Share repurchase program	—	—	(82,196)	—	—	(265)	—	—	(265)
Redemptions - Series 1	(1,090)	—	—	—	—	(1,397)	—	—	(1,397)
Redemptions - Series A	(60)	—	—	—	—	(75)	—	—	(75)
Declared distributions – Series A ($14.38 per share)	—	—	—	—	—	(28)	—	—	(28)
Declared distributions – Series 1 ($13.75 per share)	—	—	—	—	—	(241)	—	—	(241)
Net loss	—	—	—	—	—	—	(3,890)	(444)	(4,334)
Balance, March 31, 2025	18,964	$—	40,491,674	$2	$3,319	$305,081	$(143,946)	$19,539	$183,995

Equity-based payments	—	—	18,116	—	—	250	—	597	847
Distributions to non-controlling interest holders	—	—	—	—	—	—	—	(46)	(46)
Share repurchase program	—	—	(5,943)	—	—	(22)	—	—	(22)
Redemptions - Series 1	(1,528)	—	—	—	—	(957)	—	—	(957)
Redemptions - Series A	(15)	—	—	—	—	—	—	—	—
Declared distributions – Series A ($14.38 per share)	—	—	—	—	—	(27)	—	—	(27)
Declared distributions – Series 1 ($13.75 per share)	—	—	—	—	—	(221)	—	—	(221)
Allocation of equity to non-controlling interest	—	—	281,280	—	—	1,406	—	(1,406)	—
Net loss	—	—	—	—	—	—	(4,250)	(411)	(4,661)
Balance, June 30, 2025	17,421	$—	40,785,127	$2	$3,319	$305,510	$(148,196)	$18,273	$178,908

Equity-based payments	—	—	—	—	—	314	—	488	802
Distributions to non-controlling interest holders	—	—	—	—	—	—	—	(48)	(48)
Repurchase of common stock	—	—	(200,361)	—	—	(719)	—	—	(719)
Redemptions - Series 1	(475)	—	—	—	—	(1,972)	—	—	(1,972)
Redemptions - Series A	—	—	—	—	—	(569)	—	—	(569)
Declared distributions – Series A ($14.38 per share)	—	—	—	—	—	(26)	—	—	(26)
Declared distributions – Series 1 ($13.75 per share)	—	—	—	—	—	(209)	—	—	(209)
Net loss	—	—	—	—	—	—	(5,803)	(625)	(6,428)
Balance, September 30, 2025	16,946	$—	40,584,766	$2	$3,319	$302,329	$(153,999)	$18,088	$169,739

The accompanying notes are an integral part of these consolidated financial statements.

MOBILE INFRASTRUCTURE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	For the Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(13,577)	$(15,423)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization expense	5,365	7,822
Amortization of loan costs and discounts	3,440	1,652
Loss on extinguishment of debt	2,044	—
(Gain) loss on interest rate hedge	(227)	174
Loss on sale of real estate	1,115	—
Equity-based payment	2,358	2,289
Impairment	—	2,545
Change in fair value of Earn-Out Liability	—	(693)
Changes in operating assets and liabilities
Due to/from related parties	—	23
Accounts payable and accrued expenses	762	3,444
Other assets	(390)	(130)
Accounts receivable, net	804	(229)
Net cash provided by operating activities	1,694	1,474
Cash flows from investing activities:
Capital expenditures	(1,177)	(1,031)
Insurance reimbursement for capital expenditures	—	120
Proceeds from note receivable	—	3,120
Proceeds from sale of investment in real estate	15,368	—
Net cash provided by investing activities	14,191	2,209
Cash flows from financing activities:
Proceeds from Line of Credit	742	2,660
Payments on Line of Credit	(3,710)	—
Proceeds from notes payable	727	—
Payments on notes payable	(10,538)	(4,889)
Payment of debt prepayment costs	(2,044)	—
Distributions to non-controlling interest holders	(134)	(141)
Loan fees	(1,986)	—
Share repurchase plan	(1,437)	(1,006)
Shares repurchased for vesting of employee awards	(156)	(135)
Preferred redemption payments	(1,445)	(3,168)
Preferred dividend payments	(592)	(767)
Net cash used in financing activities	(20,573)	(7,446)
Net change in cash and cash equivalents and restricted cash	(4,688)	(3,763)
Cash and cash equivalents and restricted cash, beginning of period	15,284	15,819
Cash and cash equivalents and restricted cash, end of period	$10,596	$12,056

Reconciliation of Cash and Cash Equivalents and Restricted Cash:
Cash and cash equivalents at beginning of period	$8,349	$10,655
Restricted cash at beginning of period	6,935	5,164
Cash and cash equivalents and restricted cash at beginning of period	$15,284	$15,819

Cash and cash equivalents at end of period	$4,879	$6,136
Restricted cash at end of period	5,717	5,920
Cash and cash equivalents and restricted cash at end of period	$10,596	$12,056

Supplemental disclosures of cash flow information:
Interest Paid	$9,279	$8,895
Non-cash investing and financing activities:
Distributions declared not yet paid	$61	$79
Requested preferred redemptions not yet paid	$20	$2,305
Accrued capital expenditures	$608	$—

The accompanying notes are an integral part of these consolidated financial statements.

MOBILE INFRASTRUCTURE CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2026

(UNAUDITED)

Note 1 — Organization and Business Operations

Mobile Infrastructure Corporation (“MIC,” “we,” “us,” “our,” and the “Company”) is a Maryland corporation, publicly traded on The Nasdaq Stock Market LLC (“Nasdaq”) under the ticker “BEEP.” We focus on acquiring, owning and optimizing parking facilities and related infrastructure, including parking lots, parking garages and other parking structures throughout the United States. We target both parking garage and surface lot properties primarily in the top 50 U.S. Metropolitan Statistical Areas (“MSAs”), with proximity to key demand drivers, such as commerce, events and venues, government and institutions, hospitality and multifamily central business districts. As of September 30, 2026, we own 35 parking facilities in 18 separate markets throughout the United States, with a total of approximately 13,200 parking spaces and approximately 4.6 million square feet. We also own approximately 0.1 million square feet of commercial space adjacent to our parking facilities.

The Company is a member of Mobile Infra Operating Company, LLC, a Delaware limited liability company, (the “Operating Company”) and owns substantially all of its assets and conducts substantially all of its operations through the Operating Company. The Operating Company is managed by a board of directors, one appointed by the Company and one appointed by the other members of the Operating Company. Currently, the two directors of the Operating Company are Manuel Chavez, III, the Executive Chairman of the Company's Board of Directors (the “Board”), and Stephanie Hogue, our President, Chief Executive Officer and a member of the Board. The Company owns approximately 90.2% of the common units of the Operating Company ("Common Units"). The remaining Common Units are held by certain of our executive officers and directors (directly or indirectly) and outside investors.

Note 2 — Summary of Significant Accounting Policies

Basis of Accounting

Our consolidated financial statements are prepared on the accrual basis of accounting and in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information as contained in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), and in conjunction with rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. In the opinion of management, all normal recurring adjustments considered necessary to give a fair presentation of operating results for the periods presented have been included. Certain prior period amounts have been reclassified to conform to the current period presentation. Operating results for the three and nine months ended September 30, 2026, are not necessarily indicative of the results that may be expected for the year ending December 31, 2026. There were no significant changes to our significant accounting policies during the nine months ended September 30, 2026. For a full summary of our accounting policies, refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 filed with the SEC on March 5, 2026.

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

We have incurred net losses since our inception and anticipate net losses for the near future. We have $28.9 million of debt due within twelve months of the date of the filing of the Quarterly Report which is comprised of $22.9 million related to the Line of Credit (as defined herein) and $6.0 million of notes payable. Additionally, as of the date of this filing, the Line of Credit has $6.5 million of accrued interest that is due upon maturity. We do not currently have sufficient cash on hand, liquidity or projected cash flows to repay the outstanding amounts and related interest due upon maturity. These conditions and events raise substantial doubt about the Company’s ability to continue as a going concern.

Management has approved a plan to extend the Line of Credit and to sell real estate assets to satisfy the debt maturities, allowing the Company to sell the properties on an orderly basis. Additionally, management is actively exploring alternative financing, which would have a maturity date beyond one year. Consistent with our past practice and our working relationship with our related party lender, we will request further extensions, if necessary, in order to allow us to sell properties on an orderly basis and/or obtain alternative financing. Management has determined that it is probable the plan will be successfully implemented. Accordingly, we have concluded that this plan alleviates substantial doubt about the Company’s ability to continue as a going concern.

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

Concentration

Our operators may act as agents collecting revenues on our behalf or may act as a lessee if under a lease agreement. We have concentrations in revenue, excluding commercial revenue, where certain operators act as either a lease tenant or an operator agent with Metropolis Technologies, Inc. (“Metropolis”) of 63.4% and 62.5% for the three months ended September 30, 2026 and 2025 and of 62.6% and 61.9% for the nine months ended September 30, 2026 and 2025, respectively, as well as with LAZ Parking (“LAZ”) of 16.6% and 19.1% for the three months ended September 30, 2026 and 2025 and of 16.5% and 16.6% for the nine months ended September 30, 2026 and 2025, respectively.

In addition, we had concentrations in Cincinnati (21.1% and 20.0%), Detroit (11.5% and 11.0%), and Chicago (10.1% and 9.8%) based on gross book value of real estate, including intangible assets and construction in progress, as of September 30, 2026 and December 31, 2025, respectively.

We had concentrations of our outstanding accounts receivable balance with Metropolis (46.8% and 40.2%) as of September 30, 2026 and December 31, 2025, respectively, and with LAZ (14.2%) as of September 30, 2026. The outstanding accounts receivable balance with LAZ was not significant as of December 31, 2025. The majority of these receivable balances represent cash paid by parkers that was collected on our behalf by these operators.

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

Lessor Accounting

All our leases are classified as operating leases. The majority of variable lease payments for operating leases are recorded as Percentage Rental Income within the Consolidated Statements of Operations. Certain of our lease agreements provide for tenant reimbursements of property taxes and other operating expenses that are variable depending upon the applicable expenses incurred. These reimbursements are accrued as Base Rental Income in our Consolidated Statements of Operations and were not significant during the three and nine months ended September 30, 2026 and 2025. No significant changes to our leases have occurred during the nine months ended September 30, 2026.

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

Disaggregated revenue for the three and nine months ended September 30, 2026 and 2025 are as follows (dollars in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Transient Parkers	$5,820	$5,101	$14,944	$14,119
Contract Parkers	2,724	2,530	7,983	7,414
Ancillary Revenue (1)	—	42	—	126
Total Managed Property Revenue	$8,544	$7,673	$22,927	$21,659

(1)	Ancillary revenue includes contracted revenue for other uses outside of parking, such as billboard revenue, and is recognized over time.

Contract balances

The timing of revenue recognition, billings and cash collections results in accounts receivable and contract liabilities. Accounts receivable represent amounts where we have an unconditional right to the consideration and therefore only the passage of time is required for us to receive consideration due from the customer. Receivables may be from parking customers who have a contractual obligation to pay for their usage or from the operators of the facilities who have collected parking fees on our behalf. As of  September 30, 2026 and 2025, we had $3.1 million and $3.2 million of outstanding accounts receivable, respectively, related to our managed property revenue.

It is our standard procedure to bill Contract Parkers in the month prior to when they will be using the facility in accordance with agreed-upon contractual terms. Billing typically occurs prior to revenue recognition, resulting in contract liabilities. The majority of any contract liability will be recognized within a month of the liability being recognized. Changes in deferred revenue primarily include prepayments for future parking months and recognition of previously deferred revenue. No material amounts in deferred revenue represent prepayments for a period longer than a single month. As of September 30, 2026 and December 31, 2025, we had approximately $0.1 million of deferred managed property revenue included in Accounts Payable and Accrued Expenses on the Consolidated Balance Sheets.

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

Note 5 — Intangible Assets

A schedule of our intangible assets and related accumulated amortization as of September 30, 2026 and December 31, 2025 is as follows (dollars in thousands):
	As of September 30, 2026		As of December 31, 2025
	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
In-place lease value	$2,390	$2,368	$2,390	$2,274
Indefinite lived contract	3,160	—	3,160	—
Acquired technology	167	94	167	69
Total intangible assets	$5,717	$2,462	$5,717	$2,343

Amortization of the in-place lease value and acquired technology is included in Depreciation and Amortization in our Consolidated Statements of Operations. Amortization expense associated with intangible assets totaled approximately $40,000 and $1.0 million for the three months ended  September 30, 2026 and 2025, respectively and approximately $0.1 million and $2.1 million for the nine months ended  September 30, 2026 and 2025, respectively.

Estimated future amortization of intangible assets as of September 30, 2026 is as follows (dollars in thousands):

	In-place lease value	Acquired technology
2026 (Remainder)	$8	$8
2027	14	33
2028	—	32
	$22	$73

Note 6 — Debt

As of September 30, 2026 and December 31, 2025, the principal balances on notes payable are as follows (dollars in thousands):

	Interest	Loan	Balance as	Balance as
Loan	Rate	Maturity	of 9/30/26	of 12/31/25
St Louis Cardinal Lot DST, LLC	5.25%	6/6/2027	$6,000	$6,000
Mabley Place Garage, LLC (1)	7.02%	12/4/2027	11,581	11,791
2029 KeyBank Loan Pool (2)	7.94%	3/1/2029	5,713	5,767
Series 2025-1 Class A-2 Notes (3)	4.15%	10/28/2030	97,800	99,600
2034 CMBS Loan (4)	7.76%	12/6/2034	66,674	75,149
Mabley LOC	(5)	11/10/2031	727	—
Less unamortized loan issuance costs			(4,334)	(5,424)
Less discount on notes payable			(8,766)	(11,112)
			$175,395	$181,771

(1)	As mentioned below, we entered into an interest rate swap agreement effective March 2025 for the Mabley Place Garage, LLC loan. The interest rate is SOFR plus a spread of 3.25% and the swap provides for a fixed overall rate of 7.29%.
(2)	2029 KeyBank Loan Pool is secured by MVP Memphis Poplar, LLC and MVP St. Louis, LLC.
(3)	In October 2025, we entered into an asset-backed securitization of 19 properties in our portfolio priced at 88.30% of the principal amount of $100 million (the “Series 2025-1 Class A-2 Notes”).
(4)	2034 CMBS Loan is secured by 6 properties.
(5)	The interest rate on the Mabley LOC, as defined below, is SOFR plus a spread of 2.75%, subject to a 4.0% floor. The interest rate was 6.57% as of September 30, 2026.

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

As of September 30, 2026, future principal payments on notes payable are as follows (dollars in thousands):

2026 (remainder)	$777
2027	20,383
2028	2,925
2029	8,602
2030	90,195
Thereafter	65,613
Total	$188,495

Line of Credit

In September 2024, we entered into a $40.4 million revolving credit facility agreement with Harvest Small Cap Partners, L.P. and Harvest Small Cap Partners Master, Ltd. (collectively, the “Lenders”) maturing in September 2025 (the “Line of Credit”). On September 22, 2026, we entered into a fifth amendment to the Line of Credit, which extended the maturity date to December 31, 2026. The Lenders have the option to require cash payment of the prior month's accrued interest within five business days of written demand. Borrowings under the Line of Credit accrue interest at a rate of 15.0% per annum, with interest payable in arrears at maturity, upon repayment of any principal amount borrowed under the Line of Credit, or upon earlier demand by the Lenders pursuant to the fourth amendment to the Line of Credit. After certain amounts paid with the initial proceeds, the Line of Credit may only be used for redemption payments on the Series A Preferred Stock and Series 1 Preferred Stock and funding of the share repurchase program, discussed below. The Line of Credit includes provisions for defaults on recourse indebtedness in an aggregate amount equal to or exceeding $25 million and non-recourse indebtedness in an aggregate amount equal to or exceeding $50 million. Mr. Osher, Co-Chairman of the Board, is the managing member of No Street Capital LLC, which serves as the investment manager of the Lenders.

As of  September 30, 2026, approximately $22.9 million was outstanding under the Line of Credit. Additionally, there was approximately $6.8 million of accrued interest on the Line of Credit as of  September 30, 2026 that is recorded in Accounts Payable and Accrued Expenses on our Consolidated Balance Sheets.

Interest Rate Swap

In December 2024, we entered into an interest rate swap agreement to coincide with the refinance of Mabley Place Garage, LLC, which will mature in December 2027. The interest rate swap is valued as an asset of approximately $0.1 million as of September 30, 2026 and is recorded within Other Assets on our Consolidated Balance Sheets. As of December 31, 2025, the interest rate swap was valued as a liability of approximately $0.2 million recorded within Accounts Payable and Accrued Expenses on our Consolidated Balance Sheets. The arrangement was for a notional amount of $12.0 million and a fixed overall rate of 7.29% beginning in March 2025. Our use of derivative instruments is limited to this interest rate swap to manage interest rate exposure. The principal objective of this arrangement is to minimize the risks and costs associated with our financial structure, which are in part determined by interest rates. We have elected not to use hedge accounting due to the short-term duration of the arrangement and, as such, will reflect changes in fair value of the arrangement within Other Income (Expense), Net on our Consolidated Statements of Operations.

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

Series 1 Preferred Stock and Series A Preferred Stock Distributions

On September 11, 2024, the Board declared payment of accrued and unpaid dividends for all past dividend periods on the Series 1 Preferred Stock and Series A Preferred Stock. Additionally, we declared monthly dividend payments on the Series A Preferred Stock and Series 1 Preferred Stock for each subsequent month through September 2026. The payment of future dividends is subject to the Board’s discretion and will be determined by the Board based on the Company’s financial condition, applicable law and such other considerations as the Board deems relevant.

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

During the nine months ended September 30, 2026, approximately 700 shares of the Series 1 Preferred Stock and approximately 700 shares of Series A Preferred Stock were redeemed for cash. In addition, requested redemptions at September 30, 2026 of approximately 20 shares with a stated value of $20,000 of Series 1 Preferred Stock and Series A Preferred Stock were reclassified to Accrued Preferred Distributions and Redemptions on the Consolidated Balance Sheets, as we intend to redeem the shares for cash.

During the nine months ended September 30, 2025, approximately 3,100 shares of the Series 1 Preferred Stock and approximately 80 shares of Series A Preferred Stock were redeemed for cash. In addition, requested redemptions at  September 30, 2025 of approximately 2,300 shares with a stated value of approximately $2.3 million of Series 1 Preferred Stock and Series A Preferred Stock were reclassified to Accrued Preferred Distributions and Redemptions on the Consolidated Balance Sheets, as we intended to redeem the shares for cash.

During the nine months ended September 30, 2026 and 2025, no shares of Series 1 Preferred Stock or Series A Preferred Stock were converted to shares of common stock.

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

The Common Stock Warrants expired unexercised on August 25, 2026.

Convertible Non-controlling Interests

As of September 30, 2026 and December 31, 2025, the Operating Company had approximately 43.6 million and 44.1 million Common Units outstanding, respectively, excluding any equity incentive units granted and the Earn-Out Shares, as defined below. Beginning six months after first acquiring Common Units, each member has the right to redeem the Common Units for either cash or common stock on a one-for-one basis, subject to both our discretion and the terms and conditions set forth in the limited liability company agreement of the Operating Company (the “Operating Agreement”). During the nine months ended September 30, 2026, approximately 24,000 Common Units were converted to shares of common stock on a one-for-one basis. During the nine months ended September 30, 2025, approximately 281,000 Common Units were converted to shares of common stock.

The Common Units not held by the Company outstanding as of September 30, 2026 are classified as noncontrolling interests within permanent equity on our Consolidated Balance Sheets.

Share Repurchase Program

In September 2024, the Board authorized a share repurchase program of up to $10 million of shares of our outstanding common stock. Repurchases may be made from time to time through open-market purchases or through privately negotiated transactions subject to market conditions, applicable legal requirements and other relevant factors. Open market repurchases may be structured to occur in accordance with the requirements of Rule 10b-18 under the Securities Exchange Act of 1934, as amended. We may also enter into Rule 10b5-1 plans to facilitate repurchases of our shares under this authorization. During the nine months ended September 30, 2026, we repurchased approximately 0.5 million shares under the program, for a cost of approximately $1.4 million. No shares were repurchased under the plan during the three months ended September 30, 2026. During the three and nine months ended September 30, 2025, we repurchased approximately 0.2 million and 0.3 million shares under the program, for a cost of approximately $0.7 million and $1.0 million, respectively.

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

The following table sets forth a roll forward of all incentive equity awards for the nine months ended September 30, 2026:

	Number of Incentive Equity Awards	Weighted Avg Grant Date Fair Value Per Share
Unvested - January 1, 2026	4,283,456	$6.07
Granted	514,988	3.31
Vested	(445,753)	4.55
Forfeited	(26,174)	3.07
Unvested - September 30, 2026	4,326,517	$5.92

We recognized equity-based compensation expense of $0.8 million for the three months ended  September 30, 2026 and 2025, and $2.4 million and $2.3 million for the nine months ended September 30, 2026 and 2025, respectively, which is included in General and Administrative in the Consolidated Statements of Operations. Included in the expense were equity awards granted in lieu of salary amounts. The remaining unrecognized compensation cost of approximately $3.7 million will be recognized over a weighted average term of 1.7 years. Performance-based awards are valued at target and may have the ability to earn additional or fewer shares based on level of achievement.

Note 9 — Earnings Per Share

Basic and diluted loss per weighted average common share (“EPS”) is calculated by dividing net income (loss) attributable to our common stockholders, including any participating securities, by the weighted average number of shares outstanding for the period. We include the effect of participating securities in basic and diluted earnings per share computations using the two-class method of allocating distributed and undistributed earnings when the two-class method is more dilutive than the treasury stock method. Outstanding warrants and stock-based compensation were antidilutive as a result of the net loss for the three and nine months ended September 30, 2026 and 2025 and therefore were excluded from the dilutive calculation. We include unvested performance units as contingently issuable shares in the computation of diluted EPS once the market criteria are met, assuming that the end of the reporting period is the end of the contingency period. We had 4.3 million and 3.7 million unvested service- and performance-based awards which are considered antidilutive to the dilutive loss per share calculation for the three and nine months ended September 30, 2026 and 2025, respectively.

The following table reconciles the numerator and denominator used in computing our basic and diluted per-share amounts for net loss attributable to common stockholders for the three and  nine months ended September 30, 2026 and 2025 (dollars in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Numerator:
Net loss attributable to MIC	$(2,517)	$(6,038)	$(12,923)	$(14,695)
Net loss attributable to participating securities	—	—	—	—
Net loss attributable to MIC common stock	$(2,517)	$(6,038)	$(12,923)	$(14,695)
Denominator:
Basic and dilutive weighted average shares of common stock outstanding	39,355,655	40,737,762	39,350,880	40,641,426
Basic and diluted loss per weighted average common share:
Basic and dilutive	$(0.06)	$(0.15)	$(0.33)	$(0.36)

Note 10 — Variable Interest Entities

We, through a wholly owned subsidiary of the Operating Company, own a 51.0% beneficial interest in MVP St. Louis Cardinal Lot, DST, a Delaware Statutory Trust (“MVP St. Louis”). MVP St. Louis is the owner of a 2.56-acre, 376-vehicle commercial parking lot, known as the Cardinal Lot.

MVP St. Louis is considered a variable interest entity ("VIE") and we conclude that we are the primary beneficiary because the power to direct the activities that most significantly impact the economic performance of MVP St. Louis is held by MVP Parking DST, LLC (the “Manager”) and certain subsidiaries of the Manager, which is controlled by Mr. Chavez.

As a result, we consolidate our investment in MVP St. Louis and MVP St. Louis Cardinal Lot Master Tenant, LLC, which had total assets of approximately $11.9 million (substantially all real estate investments) and liabilities of approximately $6.1 million (substantially all mortgage debt) before consolidation as of both September 30, 2026 and December 31, 2025. Due to the structure of this VIE, the assets of MVP St. Louis can only be used to settle the liabilities of that entity and the VIE's creditors do not have recourse to the Company.

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

Our financial instruments include cash and cash equivalents, restricted cash, accounts receivable and accounts payable. Due to their short maturities or recent nature, the carrying amounts of these assets and liabilities approximate fair value. The estimated fair value of our notes payable was derived using Level 2 inputs and approximates $179.7 million and $187.8 million as of September 30, 2026 and December 31, 2025, respectively. The carrying amount of the Line of Credit as of September 30, 2026 approximates fair value due to its short time to maturity.

Recurring and Nonrecurring Fair Value Measurements

We have 1,900,000 shares of common stock that are subject to an earn-out structure (the "Earn-Out Shares"), as described below. The Earn-Out Shares and interest rate swap are measured and recognized at fair value on a recurring basis, while certain real estate assets and liabilities are measured and recognized at fair value as needed. Fair value measurements that occurred as of and during the nine months ended September 30, 2026 and the year ended December 31, 2025 were as follows (in thousands):

	September 30, 2026			December 31, 2025
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Recurring
Earn-Out Shares	—	—	—	—	—	—
Interest rate swap	—	$60	—	—	$167	—

Nonrecurring
Impaired real estate assets	—	—	—	—	—	$30,000

Earn-Out Shares

The terms of the Earn-Out Shares allow an additional 1,900,000 shares to vest if certain milestones are achieved:

●	950,000 shares vest if the aggregate volume-weighted average price for any 5-consecutive trading day period equals or exceeds $13.00 per share prior to December 31, 2026; and
●	950,000 shares vest if the aggregate volume-weighted average price for any 5-consecutive trading day period equals or exceeds $16.00 per share prior to December 31, 2028.

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

The gain or loss is recorded as the Change in Fair Value of Earn-Out Liability in the Consolidated Statements of Operations. There was no change in the value of the Earn-Out Liability during the nine months ended September 30, 2026.

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

Impairment

Our real estate assets are measured and recognized at fair value on a nonrecurring basis when we determine an impairment has occurred. To estimate fair value we may use internally developed valuation models or independent third parties where available. In either case, the fair value of real estate may be based on a number of approaches including the income capitalization approach, sales comparable approach or discounted cash flow approach. We utilize market data such as sales price per stall on comparable recent real estate transactions to estimate the fair value of the real estate assets. We also utilize expected sales proceeds to estimate the fair value of any properties that are actively being marketed for sale. Because we use estimates and assumptions regarding an asset’s future performance and cash flows as well as market conditions and discount rates, we determined the impaired assets would fall under Level 3 of the fair value hierarchy. No impairments were recorded during the three and nine months ended September 30, 2026. During the nine months ended September 30, 2025, we impaired approximately $2.5 million of our real estate assets as a result of planned property dispositions.

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

Note 13 — Related Party Transactions and Arrangements

Color Up Matters

In connection with our recapitalization transaction in August 2021, we owe approximately $0.5 million to certain member entities of Color Up relating to prorated revenues for the month of August 2021 of the three properties contributed by Color Up. The accrual is reflected within Due to Related Parties on the Consolidated Balance Sheet as of  September 30, 2026 and December 31, 2025.

We have agreed to pay for certain legal services for Color Up in connection with the Registration Rights Agreement. We incurred an immaterial amount related to these services for the nine months ended September 30, 2026 and 2025.

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

Note 14 — Segment Information

Our principal business is the ownership and operation of parking facilities. We do not distinguish our principal business or group our operations by geography or size for purposes of measuring performance and managing the business on a consolidated basis. Accordingly, we have presented our results as a single reportable segment: parking. The accounting policies of the parking segment are the same as those described in Note 2 – Summary of Significant Accounting Policies. The parking segment derives revenue from managed property revenue and rental income at our parking facilities. We provide access to our property and space for the parker’s vehicle and are entitled to fees that vary based on the level of usage. All revenue and assets are domestically derived and located.

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

For information about the parking segment for the three and nine months ended September 30, 2026 and 2025, refer to the Consolidated Statement of Operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a financial review and analysis of our financial condition and results of operations for the three and nine months ended September 30, 2026 and 2025. This discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and the notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations in our annual report on Form 10-K for the fiscal year ended December 31, 2025. Unless otherwise indicated, references in this Quarterly Report on Form 10-Q (this “Quarterly Report”) to “MIC,” “we,” “us,” “our,” and the “Company” refer to Mobile Infrastructure Corporation and its consolidated subsidiaries.

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

Overview

Mobile Infrastructure Corporation (“MIC,” “we,” “us,” “our,” and the “Company”) is a Maryland corporation, publicly traded on The Nasdaq Stock Market LLC (“Nasdaq”) under the ticker “BEEP.” We focus on acquiring, owning and optimizing parking facilities and related infrastructure, including parking lots, parking garages and other parking structures throughout the United States. We target both parking garage and surface lot properties primarily in the top 50 U.S. Metropolitan Statistical Areas (“MSAs”), with proximity to key demand drivers, such as commerce, events and venues, government and institutions, hospitality and multifamily central business districts. As of September 30, 2026, we own 35 parking facilities in 18 separate markets throughout the United States, with a total of approximately 13,200 parking spaces and approximately 4.6 million square feet. We also own approximately 0.1 million square feet of commercial space adjacent to our parking facilities.

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

Shifts in Hybrid Work Policies

The shift toward hybrid and remote work models has been uneven among markets and industries, which has impacted the performance of our assets, as many of our properties are located in urban centers, near government buildings, entertainment centers, or hotels. Many companies continue to deploy a work-from-home or hybrid remote strategy for employees. We anticipate that a hybrid work structure for traditional central business district office workers will be the normalized state going forward. This has impacted the performance of many of our assets that have office exposure and underscores the importance of a multi-key demand driver strategy in repositioning current and/or acquiring new assets.

Managed Property Revenue Contracts

Currently, 28 of our 35 assets operate under management contracts. We believe asset management contracts provide the opportunity for net operating income growth through more transparent and controlled expense management and has reduced the revenue variability associated with the timing of payments for contract parking agreements. In addition, the move to management contracts properly aligns the incentives and rewards for revenue growth between the third-party operator and the Company. This change has also resulted in better revenue linearity compared to revenue recognition in our lease agreements, in which lease payments are based on cash collections from operators. Overall, the conversion to management contracts also provides enhanced visibility on the performance of the portfolio within our financial results. Our intent is to convert substantially all of the remaining assets to asset management contracts by the end of 2027.

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

RevPAS represents Parking Revenue at our assets under management contracts as of January 1, 2025. We believe RevPAS is a key performance measure that allows for review of fluctuations in revenue without the impact of portfolio transactions or changes in revenue structure. RevPAS for the three months ended September 30, 2026 and 2025 was $245.83 and $211.53, respectively.

Results of Operations for the Three Months Ended September 30, 2026 and 2025 (dollars in thousands):

	For the Three Months Ended September 30,
	2026	2025	$ Change	% Change
Revenues
Managed property revenue	$8,544	$7,673	$871	11.4%
Base rental income	1,013	1,279	(266)	(20.8)%
Percentage rental income	27	134	(107)	(79.9)%
Total revenues	$9,584	$9,086	$498	5.5%

Total Revenues

The increase in Total Revenues for the three months ended September 30, 2026 compared to the three months ended September 30, 2025 was primarily driven by both contract and transient volume increases. Contract increases were primarily from strength in several of our Midwest markets, and transient increases were driven primarily by strength in our Chicago market related to successful online marketing initiatives and Cincinnati market related to returning traffic from Cincinnati Convention Center. These increases were partially offset by asset sales in 2025 and the first quarter of 2026. The reduction of Base Rental Income reflects both the impact of asset sales in 2025 and the first quarter of 2026 as well as the conversion of certain assets to management agreements after September 30, 2025, at which point revenue is recognized as Managed Property Revenue. The reduction in percentage rental income was mainly driven by the conversion of certain assets to management agreements after September 30, 2025.

	For the Three Months Ended September 30,
	2026	2025	$ Change	% Change
Operating expenses
Property taxes	$1,688	$1,761	$(73)	(4.1)%
Property operating expense	1,642	1,820	(178)	(9.8)%
Depreciation and amortization	1,762	2,874	(1,112)	(38.7)%
General and administrative	2,250	2,438	(188)	(7.7)%
Impairment	—	2,545	(2,545)	(100.0)%
Total expenses	$7,342	$11,438	$(4,096)	(35.8)%

Property Taxes

The $0.1 million decrease in Property Taxes for the three months ended September 30, 2026 compared to the three months ended September 30, 2025 is due to the impact of asset sales in 2025 and the first quarter of 2026.

Property Operating Expense

The $0.2 million decrease in Property Operating Expense for the three months ended September 30, 2026 compared to the three months ended September 30, 2025 is primarily a result of cost savings from asset sales in 2025 and the first quarter of 2026.

Depreciation and Amortization

The $1.1 million decrease in Depreciation and Amortization for the three months ended September 30, 2026 compared to the three months ended September 30, 2025 is primarily due to $0.9 million in accelerated depreciation in the third quarter of 2025 resulting from the phase out of our acquired technology, Inigma software, as well as the sale of parking assets in 2025 and the first quarter of 2026.

General and Administrative

The $0.2 million decrease in General and Administrative for the three months ended September 30, 2026 compared to the three months ended September 30, 2025 is primarily due to lower professional fees.

Impairment

During the three months ended September 30, 2025, we impaired approximately $2.5 million of our real estate assets as a result of planned dispositions of properties.

	For the Three Months Ended September 30,
	2026	2025	$ Change	% Change (1)
Other
Interest expense, net	$(4,781)	$(4,568)	$(213)	4.7%
Other income (expense), net	(11)	34	(45)	NM
Change in fair value of Earn-Out liability	—	458	(458)	(100.0)%
Total other expense	$(4,792)	$(4,076)	$(716)	17.6%

(1)	Line items that result in a percent change that exceed certain limitations are considered not meaningful (“NM”) and indicated as such.

Interest Expense, Net

The increase in Interest Expense, Net of approximately $0.2 million during the three months ended September 30, 2026 compared to the three months ended September 30, 2025 is primarily attributable to $0.8 million of non-cash debt discount amortization during the three months ended September 30, 2026, resulting from the asset-backed securitization of 19 properties in October 2025, partially offset by lower interest expense on other debt due to paydowns and lower loan fee amortization.

Other Income (Expense), Net

Other Income (Expense), Net for the three months ended September 30, 2026 compared to the three months ended September 30, 2025 is flat.

Change in the Fair Value of the Earn-Out Liability

This amount reflects non-cash gains or losses as the estimated fair value of the Earn-Out shares change. Fair value fluctuations of the liability during the period are reflected in earnings and are a result of changes in stock price and the remaining duration of the earn-out period.

Results of Operations for the Nine Months Ended September 30, 2026 and 2025 (dollars in thousands):

	For the Nine Months Ended September 30,
	2026	2025	$ Change	% Change
Revenues
Managed property revenue	$22,927	$21,659	$1,268	5.9%
Base rental income	3,113	4,185	(1,072)	(25.6)%
Percentage rental income	369	469	(100)	(21.3)%
Total revenues	$26,409	$26,313	$96	0.4%

Total Revenues

The increase in Total Revenues for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 was primarily driven by both contract and transient volume increases. Contract increases were primarily from strength in several of our Midwest markets, and transient increases were driven primarily by strength in our Chicago market related to successful online marketing initiatives and Cincinnati market related to returning traffic from Cincinnati Convention Center reopening. These were partially offset by asset sales in 2025 and the first quarter of 2026. The reduction of Base Rental Income reflects both the impact of asset sales in 2025 and the first quarter of 2026 as well as the conversion of certain assets to management agreements after September 30, 2025, at which point revenue is recognized as Managed Property Revenue. The reduction in percentage rental income was mainly driven by the conversion of certain assets to management agreements after September 30, 2025.

	For the Nine Months Ended September 30,
	2026	2025	$ Change	% Change
Operating expenses
Property taxes	$4,646	$5,412	$(766)	(14.2)%
Property operating expense	5,051	5,497	(446)	(8.1)%
Depreciation and amortization	5,365	7,822	(2,457)	(31.4)%
General and administrative	7,256	7,230	26	0.4%
Impairment	—	2,545	(2,545)	(100.0)%
Total expenses	$22,318	$28,506	$(6,188)	(21.7)%

Property Taxes

The $0.8 million decrease in Property Taxes for the nine months ended September 30, 2026 compared to the nine  months ended September 30, 2025 is due to both the impact of asset sales as well as changes in assessed property values.

Property Operating Expense

The $0.4 million decrease in Property Operating Expense for the nine months ended September 30, 2026 compared to the nine  months ended September 30, 2025 is primarily a result of cost savings from asset sales in 2025 and the first quarter of 2026.

Depreciation and Amortization

The $2.5 million decrease in Depreciation and Amortization for the nine months ended September 30, 2026 compared to the nine  months ended September 30, 2025 is primarily due to $1.9 million in accelerated depreciation in 2025 resulting from the phase out of Inigma, as well as the sale of parking assets in 2025 and the first quarter of 2026.

General and Administrative

General and Administrative for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 is flat.

Impairment

During the nine months ended September 30, 2025, we impaired approximately $2.5 million of our real estate assets as a result of planned dispositions of properties.

	For the Nine Months Ended September 30,
	2026	2025	$ Change	% Change (1)
Other
Interest expense, net	$(14,634)	$(13,908)	$(726)	5.2%
Loss on extinguishment of debt	(2,044)	—	(2,044)	100.0%
Loss on sale of real estate	(1,115)	—	(1,115)	100.0%
Other income (expense), net	125	(15)	140	NM
Change in fair value of Earn-Out liability	—	693	(693)	(100.0)%
Total other expense	$(17,668)	$(13,230)	$(4,438)	33.5%

(1)	Line items that result in a percent change that exceed certain limitations are considered not meaningful (“NM”) and indicated as such.

Interest Expense, Net

The increase in Interest Expense, Net of approximately $0.7 million during the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 is primarily attributable to 2026 interest expense resulting from the asset-backed securitization of 19 properties in October 2025, partially offset by lower interest on other debt due to paydowns and lower loan fee amortization.

Loss on Extinguishment of Debt

In connection with the sale of our Hawaii location in March 2026, we incurred charges of $2.0 million associated with the prepayment of the 2034 CMBS Loan.

Loss on Sale of Real Estate

In March 2026, we sold a parking garage located in Honolulu, Hawaii for approximately $16.5 million, resulting in a loss of approximately $1.1 million.

Other Income (Expense), Net

The $0.1 million increase in Other Income (Expense), Net during the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 is primarily attributable to a gain on our interest rate swap.

Change in the Fair Value of the Earn-Out Liability

This amount reflects non-cash gains or losses as the estimated fair value of the Earn-Out shares change. Fair value fluctuations of the liability during the period are reflected in earnings and are a result of changes in stock price and the remaining duration of the earn-out period.

Non-GAAP Measures

Same-Location Net Operating Income

Net Operating Income (“NOI”) is presented as a supplemental measure of our performance. For the three and nine months ended September 30, 2026 and 2025, Same-Location NOI represents the NOI for the 35 properties that were owned for both calendar year periods being compared. The Company believes that NOI provides useful information to investors regarding our results of operations, as it highlights operating trends such as pricing and demand for our portfolio at the property level as opposed to the corporate level. NOI is calculated as total revenues less property operating expenses and property taxes. The Company uses NOI internally in evaluating property performance, measuring property operating trends, and valuing properties in our portfolio. Other real estate companies may use different methodologies for calculating NOI, and accordingly, the Company’s NOI may not be comparable to other real estate companies. NOI should not be viewed as an alternative measure of financial performance as it does not reflect the impact of general and administrative expenses, depreciation and amortization, interest expense, other income and expenses, or the level of capital expenditures necessary to maintain the operating performance of the Company’s properties that could materially impact results from operations.

The following table presents our Same-Location NOI as well as a reconciliation of Net Loss, the most directly comparable financial measure under U.S. GAAP reported in our consolidated financial statements, to Same-Location NOI (dollars in thousands):

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2026	2025	%	2026	2025	%
Revenues
Managed property revenue	$8,544	$7,255		$22,765	$20,459
Base rental income	1,013	1,105		3,030	3,635
Percentage rental income	27	135		369	469
Total revenues	9,584	8,495	12.8%	26,164	24,563	6.5%
Operating expenses
Property taxes	1,688	1,670		4,696	5,093
Property operating expense	1,642	1,541		4,935	4,697
Same-Location Net Operating Income	$6,254	$5,284	18.4%	$16,533	$14,773	11.9%

Reconciliation
Net loss	$(2,550)	$(6,428)		$(13,577)	$(15,423)
Loss on extinguishment of debt	—	—		2,044	—
Loss on sale of real estate	—	—		1,115	—
Other (income) expense, net	11	(34)		(125)	15
Change in fair value of Earn-Out liability	—	(458)		—	(693)
Interest expense, net	4,781	4,568		14,634	13,908
Depreciation and amortization	1,762	2,874		5,365	7,822
General and administrative	2,250	2,438		7,256	7,230
Impairment	—	2,545		—	2,545
Net Operating Income	$6,254	$5,505		$16,712	$15,404
Less: 2025 and 2026 Disposed Assets	—	(221)		(179)	(631)
Same-Location Net Operating Income	$6,254	$5,284		$16,533	$14,773

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

The following table presents our calculation of Adjusted EBITDA for the three and nine months ended September 30, 2026 and 2025 (dollars in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025

Reconciliation of Net Loss to Adjusted EBITDA Attributable to the Company
Net loss	$(2,550)	$(6,428)	$(13,577)	$(15,423)
Interest expense, net	4,781	4,568	14,634	13,908
Depreciation and amortization	1,762	2,874	5,365	7,822
Impairment	—	2,545	—	2,545
Change in fair value of Earn-Out liability	—	(458)	—	(693)
Other expense, net	11	(34)	(125)	15
Loss on extinguishment of debt	—	—	2,044	—
Loss on sale of real estate	—	—	1,115	—
Equity-based compensation	762	801	2,358	2,289
Adjusted EBITDA Attributable to the Company	$4,766	$3,868	$11,814	$10,463

Liquidity and Capital Resources

Sources and Uses of Cash

Aside from standard operating expenses, we expect our principal cash demands in both the short term and long term to be for:

●	principal and interest payments on our outstanding indebtedness;
●	capital expenditures;
●	redemption and dividend payments on the Series A Preferred Stock and Series 1 Preferred Stock; and
●	acquisitions of assets.

Our principal sources of liquidity are rental income and managed property revenue at our parking facilities, existing cash on hand and the Line of Credit. We also may sell properties that we own or place mortgages on properties that we own to raise capital.

Certain lenders may require reserves related to capital improvements, insurance, and excess cash. These lender-required reserves make up the majority of our restricted cash amounts as of September 30, 2026.

Debt

We have approximately $198 million of debt outstanding as of September 30, 2026. During 2024 and 2025, we took proactive steps to extend and ladder our debt maturity profile, reducing near-term refinancing risk and improving our overall capital structure. Key activities included refinancing existing notes payable into longer-term obligations, establishing a $40.4 million Line of Credit to support preferred stock redemptions and share repurchases, securing a $75.5 million 10-year CMBS financing collateralized by a seven-property pool, and completing an $84.4 million asset-backed securitization across 19 properties with an anticipated repayment date in 2030. Collectively, these transactions have meaningfully extended our weighted average debt maturity, diversified our sources of secured financing, and positioned us to manage obligations with greater flexibility going forward.

We have $28.9 million of debt due within twelve months of the date of the filing of the Quarterly Report which is comprised of $22.9 million related to the Line of Credit (as defined herein) and $6.0 million of notes payable. Additionally, as of the date of this filing, the Line of Credit has $6.5 million of accrued interest that is due upon maturity. We do not currently have sufficient cash on hand, liquidity or projected cash flows to repay the outstanding amounts and related interest due upon maturity. These conditions and events raise substantial doubt about the Company’s ability to continue as a going concern.

Management has approved a plan to extend the Line of Credit and to sell real estate assets to satisfy the debt maturities, allowing the Company to sell the properties on an orderly basis. Additionally, management is actively exploring alternative financing, which would have a maturity date beyond one year. Consistent with our past practice and our working relationship with our related party lender, we will request further extensions, if necessary, in order to allow us to sell properties on an orderly basis and/or obtain alternative financing. Management has determined that it is probable the plan will be successfully implemented. Accordingly, we have concluded that this plan alleviates substantial doubt about the Company’s ability to continue as a going concern.

Asset Acquisitions

Our future acquisitions or development of properties cannot be accurately projected because such acquisitions or development activities depend upon available opportunities that come to our attention and upon our ability to successfully acquire, develop, finance and lease such properties. However, we have identified a pipeline of acquisition opportunities that we believe is bespoke and actionable, while being largely off-market and unavailable to our competitors. As of September 30, 2026, we have identified and are evaluating several parking facilities as potential acquisition targets.

Distributions and redemptions

In September 2024, we paid all accrued and unpaid dividends for the past dividend periods on the Series A Preferred Stock and Series 1 Preferred Stock. Additionally, we declared monthly dividend payments on the Series A Preferred Stock and Series 1 Preferred Stock for each month beginning September 2024 through September 2026. The payment of future dividends is subject to the Board’s discretion and will be determined by the Board based on the Company’s financial condition and such other considerations as the Board deems relevant. Additionally, in September 2024, we began electing to redeem shares of Series A Preferred Stock and Series 1 Preferred Stock for cash rather than converting to common stock. Proceeds from the Line of Credit and cash on hand are used to pay the stated value of the shares redeemed for cash as well as the accrued and unpaid dividends for past dividend periods. However, we could again elect to convert the Preferred Stock to shares of our common stock in the future.

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

Cash Flow Activities

The following table summarizes our cash flows for the nine months ended September 30, 2026 and 2025 (dollars in thousands):

	For the Nine Months Ended September 30,
	2026	2025
Net cash provided by operating activities	$1,694	$1,474
Net cash provided by investing activities	$14,191	$2,209
Net cash used in financing activities	$(20,573)	$(7,446)

Comparison of the nine months ended September 30, 2026 to the nine months ended September 30, 2025:

Cash flows from operating activities

During the nine months ended September 30, 2026, $1.7 million of cash was provided by operating activities compared with $1.5 million provided by operating activities during the nine months ended September 30, 2025, an increase of $0.2 million. The cash provided by operating activities for the nine months ended September 30, 2026 and 2025 was primarily attributable to changes in working capital and NOI results for the period, partially offset by cash paid for interest.

Cash flows from investing activities

During the nine months ended September 30, 2026, $14.2 million of cash was provided by investing activities compared with $2.2 million provided by investing activities during the nine months ended September 30, 2025, an increase of $12.0 million. The cash provided by investing activities for the nine months ended September 30, 2026 was primarily attributable to proceeds from the sale of one asset in March 2026, partially offset by strategic capital expenditures. The cash provided by investing activities for the nine months ended September 30, 2025 was primarily attributable to proceeds from the repayment of a note receivable, partially offset by routine and strategic capital expenditures.

Cash flows from financing activities

During the nine months ended September 30, 2026, $20.6 million of cash was used in financing activities compared with $7.4 million used in financing activities during the nine months ended September 30, 2025, an increase of $13.2 million. The cash used in financing activities for the nine months ended September 30, 2026 was primarily attributable to principal debt payments and prepayment costs as well as distribution and redemption payments on the Series 1 Preferred Stock and Series A Preferred Stock and repurchases of common stock through the share repurchase plan. The cash used in financing activities for the nine months ended September 30, 2025 was primarily attributable to principal debt payments and a loan payoff at maturity as well as distribution and redemption payments on the Series 1 Preferred Stock and Series A Preferred Stock and repurchases of common stock through the share repurchase plan, partially offset by draws on the Line of Credit.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), prior to filing this Quarterly Report. Based on this evaluation, our principal executive and principal financial officers concluded that, as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures were effective.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a) Recent Sales of Unregistered Securities

On September 24, 2026, the Company issued 24,271 shares of common stock, valued at approximately $69,415 based on our closing stock price on the date of issuance, in lieu of cash payment upon the redemption of 24,271 Common Units to Taft Holdings LLC.

The above securities were issued in transactions not involving a public offering pursuant to an exemption from registration set forth in Section 4(a)(2) of the Securities Act of 1933, as amended.

c) Issuer Purchases of Equity Securities

On September 11, 2024, the Company announced that the Board authorized a share repurchase program for the repurchase of up to $10,000,000 of shares of common stock. During the three months ended September 30, 2026, the Company did not repurchase any shares of the Company's common stock. As of September 30, 2026, approximately $3.3 million remained available for repurchases under the program.

Item 5. Other Information

Rule 10b5-1 Plan Adoptions and Modifications

During the quarter ended September 30, 2026, no directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

Item 6. Exhibits

The exhibits filed as part of this Quarterly Report are listed in the index to exhibits immediately preceding such exhibits, which index to exhibits is incorporated herein by reference.

Exhibit No.	Description of Exhibit	Form	Exhibit or Annex	Filing Date	File Number
3.1	Articles of Incorporation of MIC	8-K	3.1	August 31, 2023	001-40415
3.2	Articles of Merger (effecting the change of the name of MIC to “Mobile Infrastructure Corporation”)	8-K	3.2	August 31, 2023	001-40415
3.3	Bylaws of MIC	8-K	3.3	August 31, 2023	001-40415
10.1	Fifth Amendment to Credit Agreement, dated September 22, 2026	8-K	10.1	September 23, 2026	001-40415
31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Linkbase Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed concurrently herewith
**	This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Mobile Infrastructure Corporation

Date: November 10, 2026	By:	/s/ Stephanie Hogue
Stephanie Hogue
President & Chief Executive Officer
(Principal Executive Officer)

Date: November 10, 2026	By:	/s/ Paul Gohr
Paul Gohr
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)